Form 10-Q
period 1995-03-31
APACHE PETROLEUM PARTNERSHIP 1980-I LTD
filed 1995-05-12
CIK 318681

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1995

                                      OR

   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER 0-9589


                  APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
- - - - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                                 41-6254238
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                Identification Number)

         SUITE 100, ONE POST OAK CENTRAL
       2000 POST OAK BOULEVARD, HOUSTON, TX                   77056-4400
     (Address of Principal Executive Offices)                 (Zip Code)



      Registrant's Telephone Number, Including Area Code (713) 296-6000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO  --

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I

                                 BALANCE SHEET
                                  (UNAUDITED)

                                                                   MARCH 31,       DECEMBER 31,
                                                                      1995             1994
                                                                  ------------     ------------
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................................  $    148,040     $     86,274
  Oil and gas receivables.......................................       112,759          144,688
                                                                  ------------     ------------
                                                                       260,799          230,962
                                                                  ------------     ------------
OIL AND GAS PROPERTIES, on the basis of full cost accounting:
  Proved properties.............................................    24,683,245       24,615,328
  Less -- accumulated depreciation, depletion and
     amortization...............................................   (20,944,988)     (20,241,566)
                                                                  ------------     ------------
                                                                     3,738,257        4,373,762
                                                                  ------------     ------------
                                                                  $  3,999,056     $  4,604,724
                                                                  ============     ============
                               LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accrued expenses payable......................................  $    338,195     $    334,310
  Payable to Apache.............................................       106,953           34,866
                                                                  ------------     ------------
                                                                       445,148          369,176
                                                                  ------------     ------------
DEFERRED CREDITS...............................................      1,026,097        1,026,097
                                                                  ------------     ------------
PARTNERS' CAPITAL:
  General partner...............................................     1,822,849        2,311,416
  Limited partners (343 equivalent units outstanding)...........       704,962          898,035
                                                                  ------------     ------------
                                                                     2,527,811        3,209,451
                                                                  ------------     ------------
                                                                  $  3,999,056     $  4,604,724
                                                                  ============     ============

  The accompanying notes to financial statements are an integral part of this statement.

                  APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                         FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                        ----------------------
                                                                          1995          1994
                                                                        ---------     --------
REVENUES:
  Oil and gas sales...................................................  $ 230,966     $245,912
  Interest and other income...........................................         --          819
                                                                        ---------     --------
                                                                          230,966      246,731
                                                                        ---------     --------
EXPENSES:
  Depreciation, depletion and amortization --
     Recurring........................................................     66,316       84,226
     Additional.......................................................    637,106           --
  Lease operating.....................................................    107,813       61,859
  Production taxes....................................................     13,936       22,387
  Administrative......................................................     45,290       62,871
                                                                        ---------     --------
                                                                          870,461      231,343
                                                                        ---------     --------
NET INCOME (LOSS).....................................................  $(639,495)    $ 15,388
                                                                        =========     ========
Allocated to:
  General partner.....................................................  $(463,619)    $ 33,942
  Limited partners....................................................   (175,876)       3,848
  Combining adjustments...............................................         --      (22,402)
                                                                        ---------     --------
                                                                        $(639,495)    $ 15,388
                                                                        =========     ========
NET INCOME (LOSS) PER WEIGHTED AVERAGE EQUIVALENT LIMITED PARTNER
  UNIT................................................................  $    (513)    $     11
                                                                        =========     ========
WEIGHTED AVERAGE EQUIVALENT LIMITED PARTNER UNITS OUTSTANDING.........        343          343
                                                                        =========     ========

  The accompanying notes to financial statements are an integral part of this statement.

                  APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                        FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................    $(639,495)    $  15,388
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation, depletion and amortization......................      703,422        84,226
  Changes in operating assets and liabilities:
     Decrease in oil and gas receivables...........................       31,929        42,929
     Increase in payable to Apache.................................       72,087        11,380
     Increase (decrease) in accrued expenses.......................        3,885       (23,296)
     Increase in deferred credits..................................           --            13
                                                                       ---------     ---------
          Net cash provided by operating activities................      171,828       130,640
                                                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties..............................      (67,917)      (25,198)
                                                                       ---------     ---------
          Net cash used by investing activities....................      (67,917)      (25,198)
                                                                       ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to --
     General partner, net..........................................      (24,948)      (79,154)
     Limited partners..............................................      (17,197)      (68,580)
                                                                       ---------     ---------
          Net cash used by financing activities....................      (42,145)     (147,734)
                                                                       ---------     ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.................................................       61,766       (42,292)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.......................       86,274       119,898
                                                                       ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................    $ 148,040     $  77,606
                                                                       =========     =========

  The accompanying notes to financial statements are an integral part of this statement.

                  APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)

                                                   GENERAL      LIMITED      COMBINING
                                                   PARTNER      PARTNERS    ADJUSTMENTS     TOTAL
                                                  ----------   ----------   -----------   ----------
BALANCE, DECEMBER 31, 1993......................  $3,103,442   $2,103,175   $ 2,112,578   $7,319,195
  Distributions, net............................     (79,154)     (68,580)           --     (147,734)
  Net income (loss).............................      33,942        3,848       (22,402)      15,388
                                                  ----------   ----------   -----------   ----------
BALANCE, MARCH 31, 1994.........................  $3,058,230   $2,038,443   $ 2,090,176   $7,186,849
                                                  ==========   ==========   ===========   ==========

BALANCE, DECEMBER 31, 1994......................  $2,311,416   $  898,035   $        --   $3,209,451
  Distributions, net............................     (24,948)     (17,197)           --      (42,145)
  Net income (loss).............................    (463,619)    (175,876)           --     (639,495)
                                                  ----------   ----------   -----------   ----------
BALANCE, MARCH 31, 1995.........................  $1,822,849   $  704,962   $        --   $2,527,811
                                                  ==========   ==========   ===========   ==========

  The accompanying notes to financial statements are an integral part of this statement.

                  APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-K.

2. SEC regulations require that capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10 percent, of the estimated future net revenue to be generated by existing proved reserves. Should capitalized costs exceed this ceiling, they are reduced through additional depreciation, depletion and amortization. At the end of the first quarter of 1995, the Partnership's oil and gas property costs exceeded the discounted future net revenue by $637,106.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's liquidity is solely dependent on its net cash flows from operating activities. During the past two years, the Partnership has not had any debt service or any other significant demands on its net cash flows except for drilling of offset wells, recompletions and workovers conducted to enhance production or correct mechanical problems. Accordingly, the Partnership's net cash flows in the first quarter of 1995 and 1994 have been used primarily to make cash distributions to the partners and fund limited capital expenditures. The net cash provided by operating activities during the first quarter of 1995 increased from the comparable period in 1994 due to a temporary increase in the Partnership's liabilities. Excluding the impact of working capital accounts, the Partnership's cash from operating activities declined 36 percent.

     Capital expenditures for recompletions and any other future development drilling activity will be funded by a portion of the cash generated by the operations of producing properties, or through farmout arrangements at no cost to the Partnership. Capital expenditures for the twelve months of 1995 are not expected to be significantly different from amounts incurred in 1994.

     Although cash flows from operating activities are expected to be sufficient to meet the Partnership's foreseeable liquidity needs, future distribution levels are expected to decrease on an annual basis due to normal production declines on existing producing properties and limited expenditures to replace reserves produced. This trend could be mitigated by increases in average oil and gas prices and recompletion activities. The Partnership is not in a position to predict the future of oil and gas prices and demands. The Partnership intends to limit future drilling to those operations designed to prevent drainage from the Partnership properties caused by adjoining landowner activities.

     Based on reserve estimates, the Partnership has identified certain properties on which remaining gas reserves may not be sufficient to permit existing gas imbalances to be made up in a normal manner. Monies the Partnership receives on these properties are being treated as a deferred credit on the balance sheet. The balance in this deferred account will be reduced when the settlement of imbalances requires cash payments to under-delivered owners in these properties or volumes are otherwise recouped by under-produced owners from other wells in which the Partnership has an interest.

RESULTS OF OPERATIONS

     During the first quarter of 1995, the Partnership wrote-down the carrying value of its oil and gas properties by $637,106, as natural gas prices received by the Partnership declined approximately 17 percent since December 31, 1994. A slight decline in reserve estimates offset the impact of improving oil prices. While gas prices stabilized near the end of the first quarter of 1995, spot market gas prices have declined approximately 35 percent from their high point in 1994. The first quarter charge to earnings follows write-downs during the second, third and fourth quarters of 1994 resulting from lower prices and lower reserve estimates.

     As a result of the current write-down, the Partnership reported a loss for the first quarter of 1995 totaling $639,495. This compared to net income of $15,388 in the first quarter of 1994.

     First quarter oil and gas sales of $230,966 dropped six percent from a year ago as lower natural gas prices more than offset the impact of improved oil prices. The Partnership's average gas price for the first quarter of 1995 of $1.50 per Mcf was down $.34 per Mcf, or 18 percent, from a year ago. The Partnership's average oil price of $16.03 per barrel increased $3.71 per barrel from the comparable period in 1994. As a result of the price fluctuations, oil accounted for 40 percent of the Partnership's sales in 1995 compared to 30 percent a year ago. Oil volumes, however, represent only 13 percent of the Partnership's estimated remaining reserves.

     Oil and gas production declined approximately three percent and four percent, respectively, from a year ago due to natural depletion. The Partnership's oil production during the first quarter of 1995 averaged 65 barrels of oil per day (bopd) compared to 67 bopd during the first quarter of 1994. Gas production declined to 1,017 thousand cubic feet of gas per day (Mcfd) from 1,054 Mcfd during the comparable period last year.

     Recurring depreciation, depletion and amortization expense for the first quarter declined 21 percent from a year ago due to lower oil and gas sales. The Partnership wrote-down the carrying value of its oil and gas properties by $637,106 as lower natural gas prices reduced the estimated future net revenue to be generated by existing proved reserves.

     Lease operating expense in the first quarter of this year increased $45,954 from a year ago due to higher workover costs and increased costs on the Partnership's aging properties. Production taxes for the first quarter of 1995 dropped from the comparable period in 1994 due to the decline in oil and gas sales.

     General and administrative expenses during the first quarter of 1995 declined 28 percent from a year ago due to timing differences. It is expected that by the end of the year 1995, general and administrative costs will be approximately equal to such expenses for the twelve months ending 1994.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information set forth in Note 4 to the financial statements contained in the registrant's 1994 annual report on Form 10-K, filed March 31, 1995, is incorporated herein by reference.

     On April 27, 1995, the American Arbitration Association (the panel) in Denver, Colorado, awarded damages jointly to Apache Corporation and Snyder Oil Company in their proceedings against Koch Hydrocarbons Co. (Koch) under Case No. 77198 0169 93. The panel also denied any recovery by Koch in its claim against Apache and Snyder. The Partnership estimates that its share of the award is approximately $70,000. The determination of the panel is subject to appeal.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits -- None.

     b. Reports filed on Form 8-K -- None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                          APACHE PETROLEUM LIMITED
                                            PARTNERSHIP 1980-I
                                          By: Apache Corporation, General
                                          Partner

Dated: May 12, 1995                                         /s/  Mark A. Jackson
                                               -----------------------------------------------
                                                               Mark A. Jackson
                                                           Vice President, Finance

Dated: May 12, 1995                                          /s/  R. Kent Samuel
                                               -----------------------------------------------
                                                               R. Kent Samuel
                                                   Controller and Chief Accounting Officer