Form 10-Q
period 1995-06-30
APACHE PETROLEUM PARTNERSHIP 1980-I LTD
filed 1995-08-14
CIK 318681

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------     --------------

Commission file number   0-9589
                       ----------

                 APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Minnesota                                                      41-6254238
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                            77056-4400
--------------------------------------------------------------------------------

(Address of Principal Executive Offices)                        (Zip Code)


Registrant's Telephone Number, Including Area Code            (713) 296-6000
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES   X      NO
    -----        -----

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
                                 BALANCE SHEET
                                  (UNAUDITED)


                                                                   June 30,              December 31,
                                                                     1995                   1994
                                                                -------------          ---------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $      69,968          $        86,274
  Oil and gas receivables                                             142,443                  144,688
                                                                -------------          ---------------
                                                                      212,411                  230,962
                                                                -------------          ---------------

OIL AND GAS PROPERTIES on the basis
 of full cost accounting
  Proved properties                                                24,713,475               24,615,328
  Less - accumulated depreciation,
   depletion and amortization                                     (21,016,614)             (20,241,566)
                                                                -------------          ---------------
                                                                    3,696,861                4,373,762
                                                                -------------          ---------------
                                                                $   3,909,272          $     4,604,724
                                                                =============          ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Payable to Apache Corporation                                 $      99,894          $        34,866
  Accrued expenses payable                                             84,778                  334,310
                                                                -------------          ---------------
                                                                      184,672                  369,176
                                                                -------------          ---------------

DEFERRED CREDITS                                                    1,026,097                1,026,097
                                                                -------------          ---------------

PARTNERS' CAPITAL:
  General partner                                                   2,002,878                2,311,416
  Limited partners (343 equivalent units outstanding)                 695,625                  898,035
                                                                -------------          ---------------

                                                                    2,698,503                3,209,451
                                                                -------------          ---------------

                                                                $   3,909,272          $     4,604,724
                                                                =============          ===============



                The accompanying notes to financial statements
                    are an integral part of this statement

                     APACHE PETROLEUM LIMITED PARTNERSHIP
                        1980-I STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                  For the Quarter                 For the Six Months
                                                   Ended June 30,                    Ended June 30,
                                           -----------------------------      ----------------------------
                                              1995              1994             1995             1994
                                           -----------      ------------      -----------     ------------
REVENUES:
  Oil and gas sales                        $    290,346     $    252,440     $    521,312     $    498,352
  Interest and other income                       2,134              399            2,134            1,218
                                           ------------     ------------     ------------     ------------

                                                292,480          252,839          523,446          499,570
                                           ------------     ------------     ------------     ------------

EXPENSES:
  Depreciation, depletion and amortization -
     Recurring                                   71,626           99,852          137,942          184,078
     Additional                                       -        1,129,577          637,106        1,129,577
  Lease operating                               117,292          107,093          225,105          168,952
  Production taxes                               26,361           22,982           40,297           45,369
  Administrative                                 44,738           28,050           90,028           90,921
                                           ------------     ------------     ------------     ------------

                                                260,017        1,387,554        1,130,478        1,618,897
                                           ------------     ------------     ------------     ------------

NET INCOME (LOSS):                         $     32,463     $ (1,134,715)    $   (607,032)    $ (1,119,327)
                                           ============     ============     ============     ============

Allocated to:
  General partner                          $     24,601     $     23,323     $   (439,018)    $     57,265
  Limited partners                                7,862         (367,819)        (168,014)        (363,971)
  Combining adjustments                               -         (790,219)               -         (812,621)
                                           ------------     ------------     ------------     ------------

                                           $     32,463     $ (1,134,715)    $   (607,032)    $ (1,119,327)
                                           ============     ============     ============     ============

NET INCOME (LOSS) PER WEIGHTED
 AVERAGE EQUIVALENT LIMITED
 PARTNER UNIT                              $         23     $     (1,072)    $       (490)    $     (1,061)
                                           ============     ============     ============     ============


WEIGHTED AVERAGE
 EQUIVALENT LIMITED PARTNER
 UNITS OUTSTANDING                                  343              343              343              343
                                           ============     ============     ============     ============



                The accompanying notes to financial statements
                    are an integral part of this statement

                     APACHE PETROLEUM LIMITED PARTNERSHIP
                        1980-I STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                            For the Six Months Ended
                                                                                     June 30,
                                                                       ---------------------------------
                                                                            1995               1994
                                                                       --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $     (607,032)   $   (1,119,327)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation, depletion and amortization                                  775,048         1,313,655
  Changes in operating assets and liabilities:
    Decrease in oil and gas receivables                                         2,245            48,032
    Increase in payable to Apache Corporation                                  65,028             2,553
    Decrease in accrued expenses                                             (249,532)          (18,909)
    Increase in deferred credits                                                   --                13
                                                                       --------------    --------------

           Net cash provided by operating activities                          (14,243)          226,017
                                                                       --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil & gas properties                                           (98,147)          (69,591)
                                                                       --------------    --------------

           Net cash used by investing activities                              (98,147)          (69,591)
                                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Distributions) contributions, net -
    General partner                                                           130,480          (147,230)
    Limited partners                                                          (34,396)          (85,774)
                                                                       --------------    --------------

            Net cash provided (used) by financing activities                   96,084          (233,004)
                                                                       --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (16,306)          (76,578)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   86,274           119,898
                                                                       --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $       69,968    $       43,320
                                                                       ==============    ==============

                The accompanying notes to financial statements
                    are an integral part of this statement

                     APACHE PETROLEUM LIMITED PARTNERSHIP
               1980-I STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (UNAUDITED)




                                              General         Limited          Combining
                                              Partner         Partners        Adjustments           Total
                                           ------------     ------------     --------------     ---------------
BALANCE, December 31, 1993                 $  3,103,442     $  2,103,175     $    2,112,578     $     7,319,195

  Distributions, net                           (147,230)         (85,774)                --            (233,004)

  Net income (loss)                              57,265         (363,971)          (812,621)         (1,119,327)
                                           ------------     ------------     --------------     ---------------

BALANCE, June 30, 1994                     $  3,013,477     $  1,653,430     $    1,299,957     $     5,966,864
                                           ============     ============     ==============     ===============




BALANCE, December 31, 1994                 $  2,311,416     $    898,035     $           --     $     3,209,451

  Distributions, net                            130,480          (34,396)                --              96,084

  Net income (loss)                            (439,018)        (168,014)                --            (607,032)
                                           ------------     ------------     --------------     ---------------

BALANCE, June 30, 1995                     $  2,002,878     $    695,625     $           --     $     2,698,503
                                           ============     ============     ==============     ===============



                The accompanying notes to financial statements
                    are an integral part of this statement

                     APACHE PETROLEUM LIMITED PARTNERSHIP
                     1980-I NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The financial statements included herein have been prepared by the Apache Petroleum Limited Partnership 1980-I (Partnership), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-K.

2. SEC regulations require that capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10 percent, of the future net revenue to be generated by existing proved reserves. Should capitalized costs exceed this ceiling, they are reduced through additional depreciation, depletion and amortization. During the first six months of 1995, the Partnership wrote down the carrying value of its oil and gas properties by $637,106 due to lower gas prices. The Partnership recorded write-downs totaling $1,129,577 during the first six months of 1994 as a result of lower gas prices and unfavorable reserve revisions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS

The Partnership reported net income of $32,463 for the second quarter of 1995 compared to a loss of $1,134,715 for the same period last year, which includes the effect of a $1,129,577 write-down to the carrying value the Partnership's oil and gas properties.

For the first six months of 1995, the Partnership reported a loss totaling $607,032 compared to a loss of $1,119,327 for the first half of 1994. During the first quarter of 1995, the Partnership wrote down its oil and gas properties by $637,106 due to declines in gas prices. During the first half of 1994, the Partnership recorded write-downs totaling $1,129,577 due to lower oil and gas prices and unfavorable reserve revisions.

Under SEC rules, entities that follow full cost accounting methods are required to make quarterly "ceiling test" calculations. Application of these rules may result in future write-downs unless oil and gas prices improve.


RESULTS OF OPERATIONS

Volume and price information for the Partnership's 1995 and 1994 second quarter and first six months oil and gas production is summarized in the following tables:


                                    For the Quarter                     For the Six Months
                                    Ended June 30,                        Ended June 30,
                                  ------------------      Increase      -----------------        Increase
                                    1995       1994      (Decrease)       1995       1994       (Decrease)
                                  ------     ------      ----------     ------     ------       ----------
Gas Volume - Mcf per day           1,149        757          52%          1,083       905           20%

Average Gas Price - per Mcf       $ 1.81     $ 1.92          (6%)       $  1.66    $ 1.87           (11%)

Oil Volume - Barrels per day          63         82         (23%)            64        75           (15%)

Average Oil Price - Per barrel    $17.77     $15.53          14%        $ 16.89    $14.10           20%


Oil and gas sales for the second quarter of 1995 increased 15 percent from a year ago, rising to $290,346. For the first six months of 1995, oil and gas sales increased five percent to $521,312. The second quarter and first half sales benefited from higher gas production and improved oil prices compared to 1994.

Gas sales for the second quarter of 1995 totaled $188,814, up 43 percent from the same period last year. The Partnership's second quarter gas production of 1,149 Mcfd increased 52 percent as a result of other working interest owners making up a portion of their under-production from the Kinney Warren #3-10 well in the second quarter of 1994. Sales were positively affected $68,525 due to the Partnership's increase in production from a year ago. Average realized natural gas prices declined six percent from the second quarter of 1994 to $1.81 per Mcf, negatively impacting sales by $11,918.

Gas sales increased six percent to $326,291 for the first six months of 1995, compared to $306,959 in 1994. The Partnership produced 178 Mcfd more during the first half of 1995 as compared to the same period in 1994. The 20-percent increase in gas production resulted primarily from other owners of the Kinney Warren #3-10 making up a portion of their under-production during the second quarter of 1994. This volume increase resulted in additional sales of $60,565. The Partnership's average realized gas price of $1.66 per Mcf during the first half of 1995 was $.21 per

Mcf lower than last year's price of $1.87 per Mcf for the same period. This 11-percent drop in the price of gas resulted in $41,233 of lower sales.

Oil sales of $101,531 for the 1995 second quarter were $14,853, or 13 percent, lower than the previous year as a result of lower oil production. A 23-percent decline in production, primarily attributable to natural depletion of the Partnership's aging wells, negatively impacted sales by $27,617. A $2.24 per barrel increase in the Partnership's average oil price positively impacted 1995 sales by $12,764, when compared to 1994.

For the first six months of 1995, oil sales increased two percent to $194,822 compared to $190,310 for the same period a year ago. Oil revenues were negatively impacted by $27,645 due to a 15 percent decline in production volumes. This was more than offset by the favorable impact of a $2.79 per barrel increase in the Partnership's average realized oil price.

Recurring depreciation, depletion and amortization expense for the first six months of 1995 declined 25 percent from a year ago due primarily to a favorable revision to gas reserves and a lower amortizable cost due to write downs in 1994 and the first quarter of 1995. The Partnership wrote down the carrying value of its oil and gas properties by $637,106 in 1995, compared to write downs totaling $1,129,577 recognized during the first six months of 1994.

Lease operating expense in the first half of this year increased $56,153 from a year ago due to higher workover costs and increased costs on the Partnership's aging properties. General and administrative expenses during the first six months of 1995 are comparable to those incurred in the first six months of 1994.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The Partnership's liquidity is solely dependent on its net cash flows from operating activities. During the past two years, the Partnership has not had any debt service or any other significant demands on its net cash flows except recompletions and workovers conducted to enhance production or correct mechanical problems. Accordingly, the Partnership's net cash flows in the first six months of 1995 and 1994 have been used primarily to make cash distributions to the partners and fund limited capital expenditures. The net cash provided by operating activities during the first six months of 1995 decreased from the comparable period in 1994 due to a decrease in the Partnership's liabilities. Excluding the impact of working capital accounts, the Partnership's cash from operating activities declined 14 percent. The reduction in liabilities includes payments made in connection with the agreed upon settlement of claims for pollution damage relative to the Partnership's interest in the Damron wells. The Partnership had accrued costs relative to these claims in 1993 and 1994.

Capital expenditures for recompletions and any other future development drilling activity will be funded by a portion of the cash generated by the operations of the Partnership's producing properties, or through farmout arrangements at no cost to the Partnership. Capital expenditures for calendar year 1995 are not expected to be significantly different from amounts incurred in 1994.

Although cash flows from operating activities are expected to be sufficient to meet the Partnership's foreseeable liquidity needs, future distribution levels are expected to decrease on an annual basis due to normal production declines on the Partnership's existing producing properties and limited expenditures to replace reserves produced. This trend could be mitigated by increases in average oil and gas prices and recompletion activities. The Partnership is not in a position to predict the future price of or demand for oil and gas. The Partnership intends to limit future drilling to those operations designed to prevent drainage from the Partnership's properties caused by adjoining landowner activities.

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

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The information set forth in Note 4 to the financial statements contained in the registrant's annual report on Form 10-K, for the year ended December 31, 1994 (filed with the SEC on March 31, 1995), and the information contained in Part II, Item 1 of the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1995 (filed with the SEC May 12, 1995), is
incorporated herein by reference.   In the matter of J.F. Schulte, et.al. v.
Apache Corporation, et.al., District Court of Beckham County, Oklahoma (No. C-81035), on July 11, 1995, the Oklahoma Supreme Court ruled in favor of Apache and other working interest owners, including the Partnership, reversing the ruling of the trial court which had awarded to plaintiffs an interest in certain acreage along with damages, fees and prejudgment interest in the aggregate amount of $4,325,972 against Apache and other working interest owners, including the Partnership. Plaintiffs may elect to petition the Oklahoma Supreme Court for rehearing. The Partnership would be obligated with respect to any liability in this matter in an amount proportional to its 21.75-percent working interest in the subject property.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a.    Exhibits

         27.1 Financial Data Schedule

   b.    Reports filed on Form 8-K - None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
                                 By:      Apache Corporation, General Partner



Dated:  August 14, 1995          /s/  Mark A. Jackson
                                 --------------------------------
                                 Mark A. Jackson
                                 Vice President, Finance



Dated:  August 14, 1995          /s/  R. Kent Samuel
                                 --------------------------------
                                 R. Kent Samuel
                                 Controller and Chief Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27.1         Financial Data Schedule.
