Form 10-Q
period 1995-09-30
APACHE PETROLEUM PARTNERSHIP 1980-I LTD
filed 1995-11-13
CIK 318681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to

		                             ----------------    -------------------

Commission file number     0-9589
        		                --------

           APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
-----------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


Minnesota                                                41-6254238
-------------------------------------------------------------------------
(State or other jurisdiction of			                        (I.R.S. Employer
incorporation or organization)		                    Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                      77056-4400
-------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, Including Area Code        (713)296-6000
------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES   X        NO
    -----          -----

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
BALANCE SHEET
(Unaudited)

                                          	September 30,   	December 31,
                                          	    1995     	      1994
                                           	------------    	-----------
ASSETS


CURRENT ASSETS:
  Cash and cash equivalents	                  $	   70,923	      $	86,274
  Oil and gas receivables	                    	   126,402      		144,688
                                              	-----------	  -----------
                                             		   197,325		      230,962
                                              	-----------	  -----------

OIL AND GAS PROPERTIES on the basis
 of full cost accounting
  Proved properties		                           24,545,607	  	24,615,328
  Less - accumulated depreciation,
   depletion and amortization  		              (21,119,827) 	(20,241,566)
                                              	-----------  	-----------
                                               		3,425,780		   4,373,762
                                               -----------  	-----------
                                              	$	3,623,105	  $	4,604,724
                                               	===========	 ===========


LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
  Payable to Apache Corporation	                $	  10,283	  $	   34,866
  Accrued expenses payable	                        	87,029		     334,310
                                               	-----------  	-----------
                                                  		97,312	     	369,176
                                               	-----------  	-----------

DEFERRED CREDITS	                               	1,026,097   		1,026,097
                                               	-----------	  -----------

PARTNERS' CAPITAL:
  General partner		                              1,816,011   		2,311,416
  Limited partners (343 equivalent
    units outstanding)	 	                          683,685	     	898,035
                                                	----------- 	-----------
                                               		2,499,696		   3,209,451
                                                	----------- 	-----------
                                               	$	3,623,105	 $ 4,604,724
                                               	===========	===========

APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
STATEMENT OF OPERATIONS
(Unaudited)

                                  		      For the Quarter		         For the Nine Months
                                  		     Ended September 30,		      Ended September 30,
                                    	---------------------------		---------------------------
                                    	    1995    		    1994    		    1995    		    1994
                                    	------------		------------		-----------		------------

REVENUES:
  Oil and gas sales	                 $	  250,131	 $	  301,645	$	   771,443	$	   799,997
  Interest and other income		                948	         	--		      3,082		      1,218
                                   	------------	--	-------- -----	----- --------	-------------

                                       		251,079		     301,645	   	774,525   	 	801,215
                                   	-------------	-------------	-------------	-------------


EXPENSES:
  Depreciation, depletion
    and amortization -
     Recurring		                          65,193		     110,671   		203,135	 	   294,748
     Additional	                         	38,020		   1,448,775		   675,126	 	 2,578,353
  Lease operating 		                      78,808		      73,660 		  303,913 	   	242,612
  Production taxes	                      	25,212		      27,612	 	   65,509	 	    72,981
  Administrative 	                       	45,447		      39,479 		  135,475    		130,400
                                    	-------------	-------------	-------------	-------------

                                       		252,680		   1,700,197		 1,383,158	 	 3,319,094
                                    	-------------	-------------	-------------	-------------

NET INCOME (LOSS):	                  $   	(1,601)	 $(1,398,552) $	(608,633)	$	(2,517,879)
                                    	============ =	=============	=============	=============

Allocated to:
  General partner 	                  $	   27,537	  $	   57,804	 $	(411,481)	$   	115,069
  Limited partners		                     (29,138)		   (400,517)		 (197,152) 	 	(764,488)
  Combining adjustments		                     --	  	(1,055,839)       		--		 (1,868,460)
                                     	-------------	-------------	--------------	-------------

                                    	$   	(1,601)	$	(1,398,552)	$	(608,633)	$(2,517,879)
                                    	=============	=============	=============	=============

NET INCOME (LOSS) PER
 WEIGHTED AVERAGE EQUIVALENT
 LIMITED PARTNER UNIT 	               $     	(85)	$	    (1,168)	$   	(575)	  $  	(2,229)
                                    	=============	=============	=============	=============


WEIGHTED AVERAGE
 EQUIVALENT LIMITED PARTNER
 UNITS OUTSTANDING		                         343		         343		     343		          343
                                      	=============	=============	=============	=============

APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
STATEMENT OF CASH FLOWS
(Unaudited)

                                                  		      For the Nine Months
                                                  		      Ended September 30,
                                                     	-------------------------------
                                                    	    1995    			     1994
                                                     	-------------		-------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)	                                  $  	(608,633)	$ 	(2,517,879)
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation, depletion and amortization		             878,261    		2,873,101
  Changes in operating assets and liabilities:
    Decrease in oil and gas receivables		                   18,286   		58,049
    Decrease in payable to Apache Corporation            		(24,583)	  	(4,465)
    Decrease in accrued expenses		                        (247,281)	 	(21,805)
    Increase in deferred credits		                              --       		13
                                                      		-------------	-------------

	Net cash provided by operating activities		                16,050		  387,014
                                                      		-------------	-------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties		                    (90,378)	 	(70,812)
  Proceeds from sale of oil and gas properties		           160,099       		--
                                                      		-------------	-------------

	Net cash provided (used) by investing activities		         69,721		  (70,812)
                                                      		-------------	-------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to -
    General partner, net		                                 (83,924)		(284,284)
    Limited partners		                                     (17,198)	 	(85,775)
                                                      		-------------	-------------

	Net cash used by financing activities		                  (101,122)		(370,059)
                                                        -------------	-------------

NET DECREASE IN CASH AND CASH EQUIVALENTS		                (15,351)	 	(53,857)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		              86,274		  119,898
                                                      		-------------	-------------

CASH AND CASH EQUIVALENTS, END OF PERIOD	                 $	70,923	  $	66,041
                                                      		=============	=============

APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)



                               	  General		    Limited		   Combining
                               	  Partner  		  Partners  	Adjustments 	   Total
                                	-----------	-----------	------------	-----------

BALANCE, December 31, 1993	     $	3,103,442	 $	2,103,175	 $	2,112,578	 $	7,319,195

	Distributions, net		              (147,230)		   (85,774)	        	--		   (233,004)

	Net income (loss)		                 57,265		   (363,971)		  (812,621) 	(1,119,327)
                               		-----------	-----------	------------	-----------

BALANCE, September 30, 1994	    $	3,013,477	 $	1,653,430	 $	1,299,957	 $	5,966,864
                               	=========== 	===========	 ===========	 ===========



BALANCE, December 31, 1994	     $	2,311,416	 $  	898,035	 $      	--	  $	3,209,451

	Distributions, net		               (83,924)		   (17,198)	       	--	    	(101,122)

	Net income (loss)		               (411,481)		  (197,152)		       --	    	(608,633)
                              		-----------	 ------------	-----------  	-----------

BALANCE, September 30, 1995	    $	1,816,011	 $	  683,685	 $      	--	 $ 	2,499,696
                               	=========== 	=========== 	===========	===========

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

2.	SEC regulations require that capitalized costs of oil and gas properties may not exceed a ceiling amount equal to the present value, discounted at 10 percent, of the future net revenue to be generated by existing proved reserves. Should capitalized costs exceed this ceiling, they are reduced through additional depreciation, depletion and amortization.
During the first nine months of 1995, the Partnership wrote down the carrying value of its oil and gas properties by $675,126 due primarily to lower gas prices. The Partnership recorded write-downs totaling $2,578,353 during the first nine months of 1994 as a result of lower gas prices and unfavorable reserve revisions.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND
	    RESULTS OF OPERATIONS

FINANCIAL RESULTS

The Partnership reported a loss of $1,601 for the third quarter of 1995 compared to a loss of $1,398,552 for the same period last year, which includes the effect of a $1,448,775 write-down to the carrying value the Partnership's oil and gas properties.

For the first nine months of 1995, the Partnership reported a loss totaling $608,633 compared to a loss of $2,517,879 for the first nine months of 1994. During the first nine months of 1995, the Partnership wrote down its oil and gas properties by $675,126 due to declines in gas prices. During the first nine months of 1994, the Partnership recorded write-downs totaling $2,578,353 due to lower oil and gas prices and unfavorable reserve revisions.

Under SEC rules, entities that follow full cost accounting methods are required to make quarterly "ceiling test" calculations.
Application of these rules may result in future write-downs unless oil and gas prices improve.


RESULTS OF OPERATIONS

Volume and price information for the Partnership's oil and gas production for the third quarter and first nine months of 1995 and 1994, respectively, is summarized in the following table:



                            	    For the Quarter           	 For the Nine Months
                               	Ended September 30,          Ended September 30,
                                	--------------- Increase ----------------- -Increase
                                	 1995 	  1994  (Decrease)   1995    1994  	 (Decrease)
                                  ----    ----  ---------    ----    ----   ---------

Gas Volume - Mcf per day		        1,084	  	1,302	  (17%)	  	1,084	  	1,039  	  4%

Average Gas Price - per Mcf	     $	1.55	  $	1.45	    7%	   $	1.63	  $	1.69	   (4%)

Oil Volume - Barrels per day		       59		     77	  (23%)	      62		     75  	(17%)

Average Oil Price - Per barrel		 $17.70		 $17.22	    3%	   $17.15  	$15.18   	13%

Oil and gas sales for the third quarter of 1995 decreased 17 percent from a year ago, falling to $250,131. For the first nine months of 1995, oil and gas sales decreased four percent to $771,443. Third quarter sales fell due to lower oil and gas production, while sales from the first nine months decreased as a result of lower oil production and a decrease in average realized gas prices, when compared to 1994.

Gas sales for the third quarter of 1995 totaled $154,617, down 14 percent from the same period last year. The Partnership's third quarter gas production of 1,084 Mcfd decreased 17 percent resulting from natural depletion of the Partnership's aging wells. Gas sales were negatively affected by $29,967 due to the Partnership's decrease in production from a year ago. Average realized natural gas prices increased seven percent from the third quarter of 1994 to $1.55 per Mcf, favorably impacting sales by $5,438.

Gas sales of $480,908 for the first nine months of 1995 were in line with 1994 sales of $487,188 for the same period. The Partnership produced 45 Mcfd more during the first nine months of 1995 as compared to the same period in 1994. The four-percent increase in gas production resulted primarily from other owners of the Kinney Warren #3-10 making up a portion of their under-production during the first nine months of 1994. This volume increase resulted in additional sales of $21,081. The Partnership's average realized gas price of $1.63 per Mcf during the first nine months of 1995 was $.06 per Mcf lower than last year's price of $1.69 per Mcf for the same period. This four-percent decrease in the price of gas resulted in $27,361 of lower sales.

Oil sales of $95,514 for the 1995 third quarter were $26,985, or 22 percent, lower than the previous year as a result of lower oil production. A 23-percent decline in production, primarily attributable to natural depletion of the Partnership's aging wells and the impact of property divestitures, negatively impacted sales by $29,574. A $.48 per barrel increase in the Partnership's average oil price positively impacted 1995 sales by $2,589, when compared to 1994.

For the first nine months of 1995, oil sales decreased seven percent to $290,535 compared to $312,809 for the same period a year ago. Oil revenues were negatively impacted by a 17-percent decline in production volumes. This was partially offset by the favorable impact of a $1.97 per barrel increase in the Partnership's average realized oil price.

Recurring depreciation, depletion and amortization expense for the first nine months of 1995 declined 31 percent from a year ago due primarily to a favorable revision to gas reserves and reductions of amortizable costs due to write downs in 1994 and 1995. The Partnership wrote down the carrying value of its oil and gas properties by $675,126 in 1995, compared to write downs totaling $2,578,353 recognized during the first nine months of 1994.

Lease operating expense in the first nine months of this year increased $61,301 due to higher workover costs and increased costs on the Partnership's aging properties. Workover costs were $18,000 above last years' level. Operating costs also reflect higher compression costs necessary to sustain or improve production on certain of the Partnership's properties. General and administrative expenses during the first nine months of 1995 are comparable to those incurred in the first nine months of 1994.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The Partnership's liquidity is solely dependent on its net cash flows from operating activities. During the past two years, the Partnership has not had any debt service or any other significant demands on its net cash flows except recompletions and workovers conducted to enhance production or correct mechanical problems. Accordingly, the Partnership's net cash flows in the first nine months of 1995 and 1994 have been used primarily to make cash distributions to the partners and fund limited capital expenditures. The net cash provided by operating activities during the first nine months of 1995 decreased from the comparable period in 1994 due to a decrease in the Partnership's liabilities. Excluding the impact of working capital accounts, the Partnership's cash from operating activities declined 24 percent. The reduction in liabilities includes payments made in connection with the agreed upon settlement of claims for pollution damage relative to the Partnership's interest in the Damron #1-10 and Damron #2-15. The Partnership had accrued costs relative to these claims in 1993 and 1994.

Capital expenditures for recompletions and any other future development drilling activity will be funded by a portion of the cash generated by the operations of the Partnership's producing properties, or through farmout arrangements at no cost to the Partnership. Capital expenditures for calendar year 1995 are not expected to be significantly different from amounts incurred in 1994.

During the third quarter of 1995, the Partnership sold its interest in 35 wells located in the Rocky Mountain region of the United States for $160,099. The properties sold were primarily oil wells with higher operating costs. Due to the properties' distance from markets, both oil and gas sold at a discount compared to oil and gas production sold in the Partnership's other areas of interest. The properties sold constituted 32 percent and one percent of the Partnership's oil and gas proved reserves, respectively, at year-end 1994, or approximately five percent of the Partnership's proved reserves on an energy equivalent basis.

The Partnership made a distribution of $50 per-Unit in March 1995.
 Although cash flows from operating activities are expected to be sufficient to meet the Partnership's foreseeable liquidity needs, future distribution levels are expected to decrease on an annual basis due to normal production declines on the Partnership's existing producing properties and limited expenditures to replace reserves produced. This trend could be mitigated by increases in average oil and gas prices and recompletion activities. The Partnership is not in a position to predict the future price of or demand for oil and gas. The Partnership intends to limit future drilling to those operations designed to prevent drainage from the Partnership's properties caused by adjoining landowner activities.

Based on reserve estimates, the Partnership has identified certain properties on which remaining gas reserves may not be sufficient to permit existing gas imbalances to be made up in a normal manner.
As a result, monies the Partnership receives on these properties are being treated as a deferred credit on the balance sheet. The balance in this deferred account will be reduced when the settlement of imbalances requires cash payments to under-delivered owners in these properties or volumes are otherwise recouped by under-produced owners from other wells in which the Partnership has an interest.

PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The information set forth in Note 4 to the financial statements contained in the registrant's annual report on Form 10-K, for the year ended December 31, 1994 (filed with the SEC on March 31, 1995), and the information contained in Part II, Item 1 of the Partnership's
Quarterly Reports on Form 10-Q for the period ended March
31, 1995 (filed with the SEC on May 12, 1995), and for the period ended June 30, 1995 (filed with the SEC August 14,
1995) are incorporated herein by reference. In the matter of J.F. Schulte, et.al. v. Apache Corporation, et.al., District Court of Beckham County, Oklahoma (No. C-81035), on July 11, 1995, the Oklahoma Supreme Court ruled in favor of Apache and other working interest owners, including the Partnership, reversing the ruling of the trial court which had awarded to plaintiffs an interest in certain acreage along with damages, fees and prejudgment interest in the aggregate amount of $4,325,972 against Apache and other working interest owners, including the Partnership. On August 21, 1995, plaintiffs petitioned the Oklahoma Supreme Court for rehearing. The Partnership would be obligated with respect to any liability in this matter in an amount proportional to its 21.75-percent working interest in the subject property.

A suit is pending against Apache with respect to wells it operates in the State of Oklahoma, alleging wrongful deduction of transportation, compression and certain other assets from royalties payable under certain leases. James
J. Duke, et.al. vs. Apache Corporation, District Court of
Dewey County, Oklahoma (No. CJ-94-32) was filed May 26,
1994. The court granted class certification on September
27, 1995 with respect to claims involving leases containing gross proceeds provisions. The estimated amount of the Partnership's liability, in the event that the plaintiffs are ultimately successful, is approximately
$106,000.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits.

27.1 	Financial Data Schedule.

b.	Reports filed on Form 8-K - None.

                          SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         				APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
                         				By:	Apache Corporation, General Partner



Dated: November 13,1995		    /s/  Mark A. Jackson
                         				-----------------------------------------
                         				Mark A. Jackson
                         				Vice President, Finance



Dated: November 13, 1995	    /s/  R. Kent Samuel
                        				-----------------------------------------
                        				R. Kent Samuel
                        				Controller and Chief Accounting Officer