Form 10-K
period 1995-12-31
APACHE PETROLEUM PARTNERSHIP 1980-I LTD
filed 1996-03-29
CIK 318681

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K
[Mark One]

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended December 31, 1995,

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
for the transition period from              to
	-------------	-------
--------

Commission file number 0-9589

Apache Petroleum Limited Partnership 1980-I

	A Minnesota							 IRS
Employer
	Limited Partnership						No.
41-6254238

One Post Oak Central
2000 Post Oak Boulevard, Suite 100
Houston, Texas  77056-4400

Telephone Number (713) 296-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
PARTNERSHIP UNITS


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No

	---	---

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
	---

DOCUMENTS INCORPORATED BY REFERENCE:

	Portions of Apache Corporation's proxy statement relating to its 1996 annual meeting of shareholders have been incorporated by reference in
Part III hereof.

---------------------------------------------------------------------------
-------------


TABLE OF CONTENTS

DESCRIPTION



ITEM		PAGE
----		----
PART I

1. BUSINESS 		2
2. PROPERTIES		4
3. LEGAL PROCEEDINGS		4
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		4

PART II

5. MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED
	  SECURITY HOLDER MATTERS		5
6. SELECTED FINANCIAL DATA		5
7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	  RESULTS OF OPERATIONS		6
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA		9
9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
	  AND FINANCIAL DISCLOSURE		23

PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT		24
11. EXECUTIVE COMPENSATION		24
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT		24
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS		24

PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K		25

All defined terms under Rule 4-10(a) of Regulation S-X shall have their statutorily-prescribed meanings when used in this report. Quantities of natural gas are expressed in this report in terms of thousand cubic feet
(Mcf), million cubic feet (MMcf) or billion cubic feet (Bcf). Oil is quantified in terms of barrels (bbls), thousands of barrels (Mbbls) and millions of barrels (MMbbls). Natural gas is compared to oil in terms of barrels of oil equivalent (boe) or million barrels of oil equivalent (MMboe). Oil and natural gas liquids are compared with natural gas in terms of thousand cubic feet equivalent (Mcfe) and million cubic feet equivalent (MMcfe). One barrel of oil is the energy equivalent of six Mcf of natural gas. Daily oil and gas production is expressed in terms of barrels of oil per day (bopd) and thousands of cubic feet of gas per day
(Mcfd), respectively. With respect to information relating to the Partnership's working interest in wells or acreage, "net" oil and gas wells or acreage is determined by multiplying gross wells or acreage by the Partnership's working interest therein. Unless otherwise specified, all references to wells and acres are gross.


PART I

ITEM 1.	BUSINESS

General

	Apache Petroleum Limited Partnership 1980-I (the Registrant or the Partnership) is a limited partnership composed of Apache Corporation (Apache) as the general partner and purchasers of Partnership units as limited partners. The Partnership was formed on April 3, 1980, under the laws of the state of Minnesota.

	The Partnership's business is the participation in exploration, development and production activities on oil and gas leases. The Partnership's planned drilling operations have been completed and future drilling activities will generally be caused by adjoining owners' activities which warrant drilling on the Partnership's acreage. If drilling opportunities arise, the Partnership expects to finance the activities through the use of oil and gas revenues or through a farmout to other parties. The choice will depend on the terms available at that time.
 In 1995, capital expenditures were largely directed to maintaining production from existing properties.

	Under the terms of the limited partnership agreement, the limited partners contribute funds to pay for intangible drilling and completion costs, delay rentals and certain other costs which are deductible as expenses for federal income tax reporting purposes. Apache, as the general partner, contributes funds to pay for leasehold and tangible drilling and completion equipment, other than production facilities. Post-completion production facilities costs are borne by the limited partners and the general partner in the same proportion as the revenue they receive. After giving effect to the exchange offers discussed in Note (1), "Organization," to the Partnership's financial statements included under Item 8 below, the limited partners and the general partner receive 27 percent and 73 percent, respectively, of the revenue.

	Apache, as general partner, is solely responsible for the conduct of the Partnership's operations. Apache uses a portion of its staff and facilities for this purpose and is reimbursed for actual costs paid on behalf of the Partnership, as well as for a portion of its general, administrative and overhead costs properly allocable to the Partnership.

Business Development During 1995

	During the year ended December 31, 1995, the business of the Partnership consisted primarily of participating in the production of oil and gas. Natural gas prices remained volatile in 1995 with the Partnership's average realized gas price dropping $.19 per Mcf, or 11 percent, from year-end 1994 to March 31, 1995. This price decline, combined with unfavorable reserve revisions, resulted in the Partnership recording write-downs in the carrying value of oil and gas properties totaling $675,126 during the year. Driven by significant increases in spot prices during the fourth quarter of 1995, the Partnership's average oil and gas prices for 1995 each rose nine percent from a year ago to $16.68 per barrel and $1.84 per Mcf, respectively. Management believes that, absent a comprehensive U.S. energy policy, oil prices will continue to fluctuate in response to changes in the policies of the Organization of Petroleum Exporting Countries (OPEC), events in the Middle East and events in certain non-OPEC countries. Management also believes that gas prices will remain volatile and may fluctuate due to market perceptions of supply and demand.

	During 1995, the Partnership sold its interest in 30 wells located primarily in the Rocky Mountain region of the United States for $588,201. The properties sold were primarily oil wells with high operating costs.
Due to the properties' distance from markets, both oil and gas sold at a discount compared to oil and gas production sold in the Partnership's other areas of interest. The properties sold constituted 31 percent and one percent of the Partnership's oil and gas proved reserves, respectively, at year-end 1994, or approximately five percent of the Partnership's proved reserves on an energy equivalent basis.

	As discussed in Note (6), "Major Customer Information," to the Partnership's financial statements under Item 8 below, Natural Gas Clearinghouse (NGC) purchased, at prevailing index prices, approximately 77 percent of the Partnership's gas production in 1995. In September 1995, Apache's contract with NGC was terminated and the Partnership found alternative customers to purchase its gas at prevailing index prices. The Partnership expects to continue receive index prices, which indices are based generally on prevailing spot market prices at the relevant delivery points. The Partnership believes that alternative purchasers and marketing arrangements exist for the sale of its production and changes in purchasers would have little or no impact on sales.

	The write-down of the carrying value of the Partnership's oil and gas properties during 1995 (see "Reserve Value Ceiling Test", below) was a non-cash charge and did not impact the Partnership's short-term ability to make distributions to its Partners. However, due to declines in product production which have reduced net cash provided by operating activities, outstanding gas imbalance obligations and certain short-term and long-term commitments of the Partnership, distributions to limited partners declined to $50 per unit in 1995 from $300 per unit in 1994 and $800 per unit in 1993.

	As of December 31, 1995, Apache owned 34 percent of the outstanding limited partnership units. Apache did not purchase any additional Partnership units during 1995.

Reserve Value Ceiling Test

	Oil and gas producers that conduct their financial reporting under the full cost accounting rules are subject to Securities and Exchange
Commission (SEC) rules that require quarterly "ceiling test" calculations.
 This test requires a write-down when the capitalized cost of oil and gas properties exceeds the present value of proved reserves, plus the lower of cost or market value for unproved properties. The test is applied at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices decline only for a short period of time. The Partnership incurred write-downs in the first and third quarters of 1995 totaling $675,126. The write-downs primarily reflected the impact of low gas prices at the end of each of these periods and significant reserve revisions. A significant deterioration of oil and gas prices from year-end levels would likely result in additional write-downs during 1996.

Environmental Matters

	The Partnership, as an owner or lessee of interests in oil and gas properties, is subject to various federal, state and local laws and regulations relating to the discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations, subject the lessee to liability for pollution damages, require suspension or cessation of operations in affected areas and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater.

	During 1995, the Partnership made payments totaling $280,000 for environmental remediation.

	Except as set forth above, the Partnership does not believe that compliance with federal, state or local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material adverse effect upon its capital expenditures, earnings or competitive position, but there is no assurance that changes in or additions to laws or regulations regarding the protection of the environment will not have such an impact.

Competition

	The oil and gas industry is highly competitive. Apache and the Partnership frequently compete for marketing agreements against companies with substantially larger financial and other resources than either entity possesses. Because oil and gas are fungible commodities, the principal form of competition with respect to product sales is price competition. Apache and the Partnership strive to maintain the lowest finding and production costs possible to maximize earnings.

ITEM 2.	PROPERTIES

	Acreage is held by the Partnership pursuant to leases or similar contractual relationships through continuing production of oil and gas from the wells drilled thereon. A summary of the number of producing wells with proved reserves and gross acreage, as of December 31, 1995, is set forth below:

                         	Gas        Average   	% of
                   		------------	     WI	   Remaining  	Dev.	 Undev.
	County & State	       Gross	 Net   	Percent	 Reserves	 Gross  	Gross
	--------------	       -----	 ----  	--------	-------- 	------	------
	Beckham, OK            16    2.2     13.7%     98.4    3,840      --
	Wheeler, TX             1     .1      5.2%      1.6      640      --
                        --    ---              -----    -----    ----
                        17    2.3              100.0    4,480      --
                        ==    ===              =====   ======    ====

	See Note (5), "Oil and Gas Properties," and Note (9), "Supplemental Oil and Gas Disclosures (Unaudited)," to the Partnership's financial statements under Item 8 below, for costs incurred in oil and gas property development and production activities, related reserve information, and information concerning properties sold during 1995.

Production and Pricing Data

	The following table describes, for each of the last three fiscal years, oil and gas production for the Partnership, average production costs and average sales prices.

                      	Production               		 Average Sales Price
                     	----------------	Average	    -------------------
	Year Ended            	Oil	   Gas    	Production	     Oil	     Gas
	December 31,         (Bbls)  (Mcf)  	Cost per Mcfe	(per Bbl)	(per Mcf)
	------------        -------  --------  ---------   	-------- 	--------
		1995	               16,729	 356,231  	 $	.92	     $	16.68	  $	1.84
		1994	               26,317	 380,390		    .76	      	15.27		   1.69
		1993	               38,835		403,567		    .92		      16.79		   1.90

ITEM 3.	LEGAL PROCEEDINGS

	The Registrant is a party in interest to certain litigation.  See Note
(4), "Commitments and Contingencies," to the Partnership's financial statements under Item 8 below, the text of which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		None

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER
MATTERS

	As of December 31, 1995, there were 343 holders of record of the Partnership units. There is no other class of security outstanding or authorized. The Partnership's units are not traded on any market.

                               	1995     	1994     	1993
                             	---------	---------	---------
	Cash distributions
	 to limited partners	        $	17,198	$	102,972	$	274,438
			                          	=========	=========	=========
	Per limited partner unit	    $    	50	$    	300	$    	800
                             	=========	=========	=========

	It is the Partnership's policy, subject to the availability of funds, to make quarterly cash distributions. Due to the Partnership"s declining production, outstanding gas imbalance obligations and certain short-term and long-term commitments, no cash distributions were made during the last three quarters of 1995. These cash distributions should not be compared with dividends paid by corporations on capital stock in that dividends paid by corporations are taxable as ordinary income while distributions by the Partnership are generally treated as a return of capital.

ITEM 6.	SELECTED FINANCIAL DATA

	The following selected financial data for the five years ended December 31, 1995, should be read in conjunction with the Partnership's financial statements and related notes included under Item 8 below.

                                     	As of the Year Ended December 31,
                                 --------------------------------------------
                                   	1995    	1994	    1993   	1992  	1991
                                  	-------	-------	-------	-------	-------
                                 	(In thousands, except per Unit amounts)

Total assets	 			                  $	3,229 	$	4,605	 $	7,935	$	8,460	$	9,180
                              					=======	=	======	==	=====	===	====	====

Oil and gas sales	                 $  	934 	$	1,061	 $	1,521	$	1,984	$	2,570
                                 		========	========	========	========	====

Net income (loss) 	                $ 	(637)	$ (3,647)	$ 	177 	$ 	389	 $ 	824
                                  		=======	=	======	==	=====	===	====	==
Allocated to:
  General partner 	                $ 	(426)	$  	(432)	$ 	253	  $	478	 $ 830
  Limited partners	                  	(211) 		(1,102)   		48	  	(267)		(260)
  Combining adjustments	               	--	  	(2,113)  	(124)   	178    	254
                                  		--------	--------	--------	--------	--------
		                                  $	(637)	 $	(3,647)	$ 177  	$ 	389	$ 	824
                                 		========	========	========	========	========
Net income (loss) per weighted
 average equivalent limited
 partner unit 	                     $ (615)  	$	(3,213)	$	141	 $	(777)	$	(759)
                                  		========	========	========	========	========

Cash distributions per
 limited partner unit               	$ 	50	   $  	300	  $ 	800	$	1,000	 $	900
                                  		========	========	========	========	========

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

DISSOLUTION CONSIDERATIONS

	Apache, as General Partner, is considering the dissolution of the Partnership. This consideration is in view of diminishing oil and gas production and the related reduction in net cash provided by operating activities and disproportionately high administrative costs necessary to maintain the Partnership. Apache is monitoring the Partnership"s average realized prices and reviewing the potential for reserve additions through recompletions and workover operations to determine when liquidation of the program is appropriate.

RESULTS OF OPERATIONS

1995 Compared to 1994
---------------------

	The Partnership reported a net loss of $637,209 for the year ended December 31, 1995, compared to a net loss of $3,647,102 for the comparable period of 1994. Each period was negatively impacted by write-downs of oil and gas property totaling $675,126 in 1995 and $3,030,150 in 1994.

	Under SEC rules, entities that follow full cost accounting methods are required to make quarterly "ceiling test" calculations. This test requires a write-down when the capitalized cost of oil and gas properties exceeds the present value of estimated future net revenues from proved reserves, discounted at 10 percent, plus the lower of cost or fair market value for unproved properties. The Partnership incurred write-downs in the first and third quarters of 1995 totaling $675,126. The write-downs primarily reflected the impact of lower gas prices at the end of each of these periods and unfavorable reserve revisions during the year.

	The Partnership's revenue from the sale of oil and gas declined from $1,061,037 during 1994 to $934,105 during 1995. This decline was primarily attributable to declines in oil and gas production, which were partially offset by increases in the Partnership's average realized prices.

	The Partnership's 1995 oil production declined 36 percent from a year ago to 46 bopd, while natural gas production decreased six percent to 976 Mcfd in 1995, compared to 1,042 Mcfd in 1994. These declines were due to the sale of certain oil and gas properties during the second half of 1995 and the natural depletion of the Partnership's aging wells. Oil and natural gas prices received during 1995 averaged $16.68 per barrel and $1.84 per Mcf, respectively. This represented a nine percent increase in both oil and natural gas prices when compared to 1994. Due to oil and gas price volatility, the Partnership is not in a position to predict whether 1996 average prices will be higher or lower than those received in 1995.

	Recurring depreciation, depletion and amortization expense for the year ended 1995 was less than a year ago due to the write-downs of oil and gas properties and higher average oil and gas prices.

	Lease operating costs totaled $417,912 in 1995, and remained relatively constant when compared to $411,328 in 1994. Due to the decline in production rates, costs per equivalent unit of production increased to $.92 per Mcfe in 1995 compared to $.76 per Mcfe in 1994.

	Administrative expenses in 1995 of $184,246 were up slightly from $180,633 in 1994.



Prior Year Comparative Information
----------------------------------

	Oil and gas sales for 1994 decreased 30 percent from the respective period in 1993. This decrease was the result of declines in production and lower product prices. During 1994, oil prices fell nine percent to $15.27 and oil production decreased to 72 bopd, from 106 bopd in 1993, as a result of the natural depletion of the Partnership's wells. The average realized price for natural gas decreased 11 percent to $1.69 due to lower spot market prices in 1994. Reflecting the depletion of reserves, 1994 gas production fell six percent from 1993.

	Depreciation, depletion and amortization as a percent of revenue increased from 31 percent in 1993 to 35 percent in 1994. Lower oil and gas prices and unfavorable reserve revisions in 1994 contributed to the increase in the recurring amortization rate.

	Lease operating expense decreased 30 percent to $411,328 in 1994 reflecting fewer wells producing in 1994, primarily oil wells. Oil wells generally produced at a higher cost than gas wells and, therefore, costs per equivalent units of production decreased from $.92 per Mcfe in 1993 to $.76 per Mcfe. Administrative expenses for the Partnership increased less than one percent during 1994.

LIQUIDITY AND CAPITAL RESOURCES

	The Partnership's liquidity is solely dependent upon its net cash flows from operating activities. During the past three years, the Partnership has not had any debt service obligations or any other significant demands on its net cash flows except for recompletion and workovers conducted to enhance production or correct mechanical problems. Accordingly, the Partnership's net cash flows have been used primarily to make cash distributions to the partners and to fund limited developmental drilling activity. The net cash provided by operating activities during 1995 and 1994 decreased 118 percent and 40 percent, respectively, from the preceding year, primarily as a result of the production and pricing declines discussed above. The reduction in cash flow during 1995 also reflects the Partnership's payment of environmental remediation liabilities accrued in 1994 and 1993.

	The Partnership's ratio of current assets to current liabilities at December 31, 1995 increased to 4.23:1.

	Capital expenditures for recompletions and any other future development drilling activity will be funded by a portion of the cash generated by operating activities or through farmout arrangements at no cost to the Partnership. The Partnership's capital expenditures in 1996 are not expected to be significantly different from amounts incurred in 1995.

	During 1995, the Partnership sold its interest in 30 wells located primarily in the Rocky Mountain region of the United States for $588,201. The properties sold were primarily oil wells with higher operating costs. Due to the properties' distance from markets, both oil and gas sold at a discount compared to oil and gas production sold in the Partnership's other areas of interest. The properties sold constituted 31 percent and one percent of the Partnership's oil and gas proved reserves, respectively, at year-end 1994, or approximately five percent of the Partnership's proved reserves on an energy equivalent basis.

	Based on reserve estimates, the Partnership has identified certain properties on which remaining gas reserves may not be sufficient to permit existing gas imbalances to be made up with production from such properties.
 At the end of 1995, the Partnership's estimated liability for gas imbalances in excess of remaining reserves remained unchanged from 1994. Since December 31, 1994, no material changes occurred in imbalance volumes or pricing that the Partnership believes would materially impact the current estimate, therefore no adjustments were recorded during 1995. The deferred liability will be reduced when the settlement of imbalances requires cash payments to under-delivered owners in these properties or volumes are otherwise recouped by underproduced owners from other partnership wells.

	Reflecting declining revenue, which reduced net cash provided by operating activities, the gas imbalance obligation and certain short-term and long-term commitments of the Partnership, cash distributions to limited partners dropped 83 percent in 1995, declining from $300 per unit in 1994 to $50 per unit in 1995. Distributions to the general partner increased 16 percent in 1995 due to the distribution of its share of proceeds from the sale of oil and gas properties. Apache may be required to contribute funds, if necessary, to meet future tangible drilling and completion costs, production costs, gas imbalance obligations and payments attributable to other short-term and long-term commitments.

	The Registrant is a party in interest to certain litigation relating to its properties. See Note (4), "Commitments and Contingencies," to the Registrant's financial statements included under Item 8 below. An adverse resolution of one or more of these matters could have a material adverse effect on the Registrant's ability to make future distributions and may require additional contributions from the general partner. Additionally, the Registrant may, based on further developments in ongoing litigation, establish reserves which would reduce the amounts available for distribution.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I

INDEX TO FINANCIAL STATEMENTS AND SUPPORTING SCHEDULES




	Page
	Number
	------

Report of Independent Public Accountants		10

Balance Sheet as of December 31, 1995 and 1994		11

Statement of Operations for each of the three years in the
 period ended December 31, 1995		12

Statement of Cash Flows for each of the three years in
 the period ended December 31, 1995		13

Statement of Changes in Partners' Capital for each of the three
 years in the period ended December 31, 1995		14

Notes to Financial Statements		15


Schedules -

	All financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the financial statements or related notes thereto


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Apache Petroleum Limited Partnership 1980-I:

	We have audited the accompanying balance sheet of Apache Petroleum Limited Partnership 1980-I (a Minnesota limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, cash flows and changes in partners' capital for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

	In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Apache Petroleum Limited Partnership 1980-I as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



							ARTHUR ANDERSEN LLP




Houston, Texas
March 28, 1996

APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I

BALANCE SHEET

                                              		As of December 31,
                                        		-------------------------------
                                             		1995             	1994
                                        			-----------	      	------------
	      	ASSETS

CURRENT ASSETS:
	Cash and cash equivalents 	               $    	66,040	   $    	86,274
	Oil and gas receivables 		                      102,652     		  144,688
	Receivable from Apache		                        102,396	            	--
                                             		-----------  		-----------

			                                              271,088		       230,962
                                              		----------   	-----------

OIL AND GAS PROPERTIES, on the basis
 of full cost accounting:
	Proved properties  		                         24,098,861	   	24,615,328
	Less:  accumulated depreciation,
	 depletion and amortization	                 (21,140,558)	  (20,241,566)
                                              		---------     -----------

			                                             2,958,303		    4,373,762
                                              		----------    	----------

		                                          $  	3,229,391	 $  	4,604,724
                                              		==========  	===========


	LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
	Accrued expenses payable	                   $    	64,157	  $   	334,310
	Payable to Apache		                                   --	       	34,866
                                                	---------	  -----------
			                                                64,157		      369,176
                                               		---------	  -----------

DEFERRED CREDITS		                              1,026,097		    1,026,097
                                              		---------   	-----------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

PARTNERS' CAPITAL:
	General partner 		                              1,469,091		   2,311,416
	Limited partners
   (343 equivalent units outstanding)		            670,046     		898,035
                                                		---------	-----------

			                                               2,139,137   	3,209,451
                                                		---------	  -----------
		                                             $ 	3,229,391 	$	4,604,724
                                              		=========== 	===========

APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I

STATEMENT OF OPERATIONS




                                 		For the Year Ended December 31,
                             	-----------------------------------------
                                       1995	      1994	        1993
                                 	-----------	-----------	-----------

REVENUES:
	Oil and gas sales       	       $	  934,105	$  	1,061,037	$	  1,520,523
	Interest and other income 		             --		       1,218		       4,459
                              					-----------		-----------		-----------

						                               934,105		   1,062,255		   1,524,982
                              					-----------		-----------		-----------

EXPENSES:
	Depreciation, depletion
	 and amortization -
		Recurring			                        223,866		    375,107		    464,417
		Additional			                       675,126	  	3,030,150		         --
	Lease operating			                   417,912		    411,328		    585,498
	Gas imbalances			                         --	    	621,348	         	--
	Production taxes			                   70,164		     90,791    		118,284
	Administrative			                    184,246	    	180,633		    179,930
                               					------------	------------		------------
						                              1,571,314		  4,709,357		  1,348,129
                               					------------		------------		------------

NET INCOME (LOSS)		               $ 	(637,209)	$(3,647,102) 	$ 	176,853
                             					============	============	===========

Allocated to:
	General partner		                 $	(426,418)	$ 	(432,356)	 $ 	252,921
	Limited partners		                 	(210,791)		(1,102,168)	    	48,267
	Combining adjustments	                   	--	 	(2,112,578)  		(124,335)
                               					------------	------------	-----------

					                              $ 	(637,209)	$(3,647,102) $ 	176,853
                                					===========	===========	===========

NET INCOME (LOSS) PER WEIGHTED
 AVERAGE EQUIVALENT LIMITED
 PARTNER UNIT 		                    $    	(615)	$   	(3,213)	$	     141
                                					===========	============	===========


WEIGHTED AVERAGE EQUIVALENT
 LIMITED PARTNER UNITS
 OUTSTANDING				                           343		        343       		343
                                  					===========		===========		===========


APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I

STATEMENT OF CASH FLOWS


                                             	For the Year Ended December 31,
                                          	--------------------------------------
                                               	1995	        1994	        1993
                                             --------- --	-----------	-----------

CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income (loss)	                          $	(637,209)	$	(3,647,102)	$	176,853
	Adjustments to reconcile net income (loss) to
	 net cash provided by operating activities:
	 Depreciation, depletion and amortization		    898,992	   	3,405,257	  	464,417
	 Changes in operating assets and liabilities:
		Decrease in oil and gas receivables		          42,036		      27,359		   95,001
		(Increase) decrease in net receivable
		 from Apache		                               (137,262)		     22,599     		(124)
		Increase (decrease) in accrued payables	    	(270,153)		    135,744		  172,536
		Increase in deferred credits		                     --	     	621,361		   37,022
                                           			----------	-	---------	--	-----------

		Net cash provided by (used in)
		  operating activities		                     (103,596)    		565,218		  945,705
                                            			----------	-	--------	---	-----------

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to oil and gas properties     		     (71,734)		   (136,200)		  (68,279)
	Proceeds from sale of oil and gas properties	 	588,201          		--	        	--
                                            			----------	-	---------	--	-----------

		Net cash provided by (used in)
		  investing activities		                      516,467    		(136,200)	  	(68,279)
                                            			----------	-	---------	--	-----------

CASH FLOWS FROM FINANCING ACTIVITIES:
	Distributions paid to -
		General partner, net		                       (415,907)   		(359,670)	 	(636,896)
		Limited partners		                            (17,198)	   	(102,972)	 	(274,438)
                                            			----------	-	----------	-	-----------

		Net cash used in financing activities		      (433,105)	  	(462,642)	  	(911,334)
                                           			----------	-	--------	---	-----------

NET DECREASE IN CASH AND CASH EQUIVALENTS		     (20,234)	   	(33,624)	   	(33,908)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		   86,274		    119,898	    	153,806
                                           			----------	-	--------	---	-----------

CASH AND CASH EQUIVALENTS, END OF YEAR 	     $  	66,040	  $  	86,274	 $  	119,898
                                          			===========	===========	===========


APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I

STATEMENT OF CHANGES IN PARTNERS' CAPITAL


                              	General	    Limited	    Combining
	                              Partner	    Partners	  Adjustments	   Total
                             	-----------	-----------	-----------	-----------

BALANCE, DECEMBER 31, 1992 		$	3,487,417	$	2,329,346	$	2,236,913	$	8,053,676

	Distributions, net 			         (636,896) 		(274,438)	       	--	  	(911,334)

	Net income (loss)			            252,921	    	48,267  		(124,335)	  	176,853
                          						-----------	----------	----------	----------

BALANCE, DECEMBER 31, 1993			  3,103,442		 2,103,175 		2,112,578		 7,319,195

	Distributions, net			          (359,670)	 	(102,972)		       --		  (462,642)

	Net (loss)		                			(432,356)	(1,102,168) 	(2,112,578) (3,647,102)
                          						-----------	----------	----------	----------

BALANCE, DECEMBER 31, 1994		  	2,311,416    		898,035		        --		 3,209,451

	Distributions, net			          (415,907)	   	(17,198)	       	--	  	(433,105)

	Net (loss)					                (426,418)		  (210,791)		       --	  	(637,209)
                        						-----------	----------	----------	----------

BALANCE, DECEMBER 31, 1995		 $	1,469,091	$   	670,046	$       	--	$ 2,139,137
                         						===========		==========	==========	==========

APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I

NOTES TO FINANCIAL STATEMENTS


(1)	ORGANIZATION

	Nature of Operations -

	Apache Petroleum Limited Partnership 1980-I (the Partnership) is a limited partnership composed of Apache Corporation (Apache) as the general partner and purchasers of Partnership units as limited partners. Oil and gas operations are conducted by the limited partnership, which was formed on April 3, 1980, under the laws of the state of Minnesota.

	The Partnership's business is the participation in exploration, development and production activities on oil and gas leases. The Partnership's production activities are primarily in Oklahoma, with approximately 98 percent of the remaining reserves located in this state. The Partnership's future financial condition and results of operations will depend upon prices received for its oil and natural gas production and the costs of acquiring, finding, developing and producing reserves. A substantial portion of the Partnership's production is sold under market-sensitive contracts. Prices for oil and natural gas are subject to fluctuations in response to changes in supply, market uncertainty and a variety of factors beyond the Partnership's control. These factors include worldwide political instability (especially in the Middle East), the foreign supply of oil and natural gas, the price of foreign imports, the level of consumer demand, and the price and availability of alternative fuels. With natural gas accounting for 78 percent of 1995 production and 90 percent of total proved reserves, on an energy equivalent basis, the Partnership is more affected by fluctuations in natural gas prices than in oil prices.

	Under the terms of the limited partnership agreement, the limited partners contribute funds to pay for intangible drilling and completion costs, delay rentals and certain other costs which are deductible as expenses for federal income tax reporting purposes.
Apache, as the general partner, contributed funds to pay for leasehold and tangible drilling and completion equipment other than production facilities. The limited partners received 60 percent of the revenue and paid 60 percent of the operating expenses and 60 percent of the cost of production facilities under this agreement. Apache, as general partner, received 40 percent of the revenue and paid 40 percent of the operating expenses and 40 percent of the cost of production facilities. The exchange offers discussed below reduced the limited partners' share of the Partnership's revenue and production costs from 60 percent to approximately 27 percent. The operations of the Partnership are performed by Apache pursuant to an operating agreement.

	The terms of the Partnership offering called for a subscription price of $15,000 per unit of limited partnership interest. Subscriptions were received for a total of 1,286.7 Partnership units. Apache, as general partner, contributed cash to the Partnership equal to one percent of the total contributions to the Partnership and earned a one percent interest in the limited partners' activities.
The Partnership agreement specifies that one percent of each item of income, loss, contributions, or distributions is to be allocated to the general partner; this interest (13 equivalent units) has been reflected in the limited partners' activities in the accompanying financial statements. Each unit sold has been assessed the maximum of 25 percent of the subscribed amount, or $3,750, for development of productive properties.



	Capital Contribution -

	During 1982, amendments to the Articles of Limited Partnership were approved which, among other things, provided for the voluntary contribution of capital by partners to the Partnership up to a predetermined amount. During 1982 and 1983, partners made contributions pursuant to this provision, the proceeds of which were used to reduce Partnership debt. As a result of the capital contribution, an additional 59 equivalent units were added to the Partnership.

	Exchange Offers -

	In March 1983, Apache Petroleum Company (APC) extended an exchange offer to the partners in this Partnership and all other Apache-managed partnerships that were formed during or before April 1981. The offer, which closed March 31, 1983, was accepted by partners owning 831.4 units, representing 61.2 percent of the remaining units in the Partnership. Accordingly, 61.2 percent of the limited partners' assets, liabilities and partners' capital were transferred to APC effective April 1, 1983.

	In the fourth quarter of 1985, APC extended another exchange offer to the remaining partners in this Partnership and most other Apache-managed partnerships that were formed during or before October 1983. Apache exchanged all of its Partnership interests, with the exception of those required to maintain its one percent general partner interest. The offer, which closed January 10, 1986, was accepted by partners owning 184.2 units, representing 34.9 percent of the remaining units in the Partnership. Accordingly, 34.9 percent of the limited partners' remaining assets, liabilities and partners' capital were transferred to APC effective January 1, 1986. The financial statements reflect the 343 aggregate remaining units for 1995, 1994 and 1993.

	Repurchase Offers -

	In June 1989, Apache concluded an offer to the limited partners to purchase their units for cash. As a result of this offer and subsequent purchases, Apache has acquired 108.97 additional
Partnership units for $997,000, bringing Apache's total ownership to 34 percent at December 31, 1995.

(2)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Statement Presentation -

	The accounts of the Partnership are maintained on a tax basis method of accounting in accordance with the Articles of Limited Partnership and methods of reporting allowed for federal income tax purposes.

	Financial statements included in reports which the Partnership files with the Securities and Exchange Commission (SEC) are required to be prepared in conformity with generally accepted accounting principles.
 Accordingly, the accompanying financial statements have been prepared to reflect memorandum entries to convert from the tax basis to the accrual basis method in conformity with generally accepted accounting principles.


	Cash and Cash Equivalents -

		The Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost which approximates market.

	Oil and Gas Properties -

		The Partnership follows the full cost method of accounting, capitalizing, for financial statement purposes, all exploration and development costs incurred for the purpose of finding oil and gas reserves. The amounts capitalized under this method include dry hole costs, leasehold costs, engineering, geological, exploration, development and other similar costs. Costs associated with production and administrative functions are expensed in the period incurred. No gain or loss is normally recognized on the sale or abandonment of oil and gas properties.

	Capitalized costs of oil and gas properties are amortized on the future gross revenue method, whereby the provision for depreciation, depletion and amortization (DD&A) is computed quarterly by dividing the net cost of oil and gas properties, including estimated future development costs, by estimated future gross revenue from proved oil and gas reserves and applying the resulting rate to revenue for the period.

	The Partnership limits the capitalized costs of proved oil and gas properties, net of accumulated DD&A, to the estimated future net cash flows from proved oil and gas reserves discounted at ten percent. If capitalized costs exceed this limit, the excess is charged to DD&A expense. During 1995, the partnership recorded write-downs totaling $675,126. 1994 writedowns totaled $3,030,150 and no writedowns were recorded in 1993.

	Per Unit Calculation -

	The net income (loss) per weighted average equivalent limited partner unit is calculated by dividing the aggregate limited partners' net income (loss) for the period by the number of weighted average equivalent limited partner units outstanding for that period.

	Income Taxes -

	The profit or loss of the Partnership for federal income tax reporting purposes is included in the income tax returns of the partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements.

	Sharing Ratios -

	Revenue and associated costs are credited to the general and limited partner interests at 73 percent and 27 percent, respectively, as defined in the Articles of Limited Partnership and as adjusted to give effect to the exchange offers.

	Receivable from Apache -

	Receivable from Apache represents the net result of the limited partners' revenue, expenditure and capital transactions in the current month. Cash in this amount will be transferred in the following month after the Partnership's transactions are processed and the net results from operations are determined. The balances in the account are non-interest bearing and unsecured.



	Revenue Recognition -

	The Partnership uses the sales method of accounting for natural gas revenues. Under this method, revenues are recognized based on actual volumes of gas sold to purchasers. The volumes of gas sold may differ from the volumes to which the Partnership is entitled based on its interests in the properties. Differences between volumes sold and volumes based on entitlements create gas imbalances which are reflected as adjustments to reported gas reserve quantities.
Adjustments for gas imbalances offset approximately 12 percent of the Partnership's proved gas reserves at December 31, 1995, and 11 percent at December 31, 1994.

	The Partnership has identified certain properties on which remaining gas reserves may not be sufficient to permit existing gas imbalances to be made up in a normal manner. At the end of 1995, the Partnership's estimated liability for gas imbalances in excess of remaining reserves remained unchanged form 1994. Since December 31, 1994, no material changes occurred in imbalance volumes or pricing that the Partnership believes would materially impact the current estimate, therefore no adjustments were recorded during 1995. The account balance will be reduced when cash payments are made to settle with under-delivered owners in these properties or volumes are otherwise recouped by underproduced owners from other Partnership wells.

	During 1994, the Partnership recognized unfavorable reserve revisions which reduced the estimated volume of gas available to make up certain existing gas imbalances. Following these revisions, the Partnership recorded, in 1994, a $621,348 charge to earnings to increase its estimated liability for gas imbalances.

	Maintenance and Repairs -

	Maintenance and repairs are charged to expense as incurred. Recompletions and replacements which improve or extend the life of existing properties are capitalized.

		Use of Estimates -

	The preparation of financial statements in conformity with generally accepting accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates with regard to these financial statements include the estimate of proved oil and gas reserve volumes and the related present value of estimated future net revenues therefrom (see Supplemental Oil and Gas Disclosures).

(3)	COMPENSATION OF THE GENERAL PARTNER AND THE OPERATOR

	Apache is reimbursed for the limited partners' share of direct expenses actually incurred in connection with managing the limited partnership operations, maintaining the Partnership's book of accounts, and communicating the results of operations to the unitholders. Apache also is reimbursed for the limited partners' share of the general and administrative overhead expenses. During 1995, 1994 and 1993, Apache was reimbursed approximately $51,000, $48,000 and $50,000, respectively, by the limited partners for these expenses.


(4)	COMMITMENTS AND CONTINGENCIES

	A suit is pending against Apache, as the operator of the Mikles #1-10, Damron #1-10, Kinney Warren #3-10 and Fender #4-10 wells in
Beckham County, Oklahoma. The suit alleges that the pooling order relating to the wells is void as to a five-acre mineral interest allegedly owned by the plaintiffs, due to lack of personal notice to the heirs of Jack McCollum, and that, as a result, they own a working interest rather than a royalty interest in the wells. The plaintiffs seek a decree quieting title to their purported working interest, an accounting for conversion, and damages and interest on late payment of production proceeds totaling in excess of $500,000. Merle L. McCollum, et al. v. Apache Corporation, et al., District Court of Beckham
County, Oklahoma (No. C-92-248), was filed December 15, 1992.  On June
15, 1994, the court awarded damages of approximately $850,000 to plaintiffs. Apache appealed the judgement to the Court of Appeals, Division No. 2 of the State of Oklahoma, which reversed the trial court's award. The plaintiffs have requested a rehearing. The
Partnership has working interests in the affected wells averaging 21.8 percent and would be obligated for its proportionate share of any liability in the matter.

	A suit is pending against the Partnership and Apache, as the operator of the Merritt Prospect (including the Mikles #1-10) in Beckham County, Oklahoma, alleging that the plaintiffs are entitled to participate in acreage which the defendants earned in the prospect under certain farmout agreements and acreage contribution agreements with third parties. J. F. Schulte, et al. v. Apache Corporation, et al., District Court of Beckham County, Oklahoma (No. C-81035), was filed in 1981. In their original 1981 complaint, the plaintiffs allege that, as force pooled working interest owners, they were entitled to share in the earned acreage. The Oklahoma Supreme Court ruled that the plaintiffs were not entitled to share in earned acreage by virtue of the pooling order. The case was remanded to determine if any mining partnership or other agreement existed by which plaintiffs could be entitled to share in earned acreage. On April 21, 1993, the court ruled in the plaintiffs favor and plaintiffs were awarded damages totaling $1,730,133, attorneys' fees totaling $502,850 and prejudgment interest totaling $2,092,989. Additionally, the court held that the plaintiffs were entitled to an interest in 24.364 acres in
Section 10 of the prospect and six sections adjacent to Section 10. The Partnership and Apache appealed the judgement and on July 11, 1995, the Oklahoma Supreme Court ruled in favor of Apache and other working interest owners, including the Partnership, reversing the ruling of the trial court. On August 21, 1995, plaintiffs petitioned the Oklahoma Supreme Court for rehearing. Apache is vigorously opposing the petition for the rehearing. The Partnership would be obligated with respect to any liability in this matter in an amount proportional to its 21.75-percent working interest in the subject property.

	A suit is pending against Apache with respect to wells it operates in the State of Oklahoma, alleging wrongful deduction of transportation, compression and certain other charges from royalties payable under certain leases. James J. Duke, et al. vs. Apache Corporation, District Court of Dewey County, Oklahoma (No. CJ-94-32) was filed May 26, 1994. The court granted class certification on September 27, 1995, with respect to claims involving leases containing gross proceeds provisions. Apache has appealed the issue of class certification to the Supreme Court of the State of Oklahoma (No.
86434). The proportionate share of the estimated amount of the plaintiff's claims applicable to the Partnership is $106,000.

	The Partnership and Apache intend to defend their interests in the above cases. However, in the event that one or more of these judgments are ruled against the Partnership, the Partnership's ability to continue to make distributions could be materially adversely affected.
 The extent to which distributions would be interrupted would depend on a number of factors which are presently unknown, including the amount of any judgment ultimately attributable to the Partnership, and which cannot be predicted.

(5)	OIL AND GAS PROPERTIES

	The following table reflects changes in the Partnership's oil and gas properties for each of the years ended December 31. All costs of oil and gas properties are currently being amortized.

		Oil and Gas Properties	            1995       	1994	        1993
		----------------------          	-----------	-----------	-----------

		Balance, beginning of year	    $	24,615,328	$	24,479,128	$	24,410,849
		Costs incurred during the year:
			Development -
			General partner		                   62,977		     16,654		     46,909
			Limited partners		                   8,757		    119,546		     21,370
			Property sale proceeds -
			General partner	                 	(430,062)        		--	         	--
			Limited partners		                (158,139)	        	--	         	--
                                 				-----------	-----------	-----------
Balance, end of year	            $	24,098,861 	$	24,615,328	$	24,479,128
                                		===========	===========	===========

	Capitalized costs of oil and gas properties may not exceed an amount equal to the present value, discounted at 10 percent, of the future net revenues to be generated by existing proved reserves.

	The following table reflects changes in the Partnership's accumulated DD&A for each of the years ended December 31, 1993, 1994 and 1995.

	Accumulated
	Depreciation,
 Depletion and           	General	   Limited	   Combining
	Amortization            	Partner	   Partners	  Adjustments	     Total
	------------	------------	------------	------------	-----------
		December 31, 1992	   $	7,390,564	$	11,218,241	$	(2,236,913)	$	16,371,892
		Provision	              	214,452		    125,630		    124,335		     464,417
                    			------------	------------	------------	------------

		December 31, 1993		    7,605,016	  	11,343,871		(2,112,578)		 16,836,309
		Provision - recurring	  	197,479		     103,194		    74,434		     375,107
			- additional		           56,971		     935,035		 2,038,144	   	3,030,150
                    				------------	------------	------------	------------

		December 31, 1994		    7,859,466  		12,382,100		        --	  	20,241,566
		Provision - recurring		  162,244	      	61,622		        --		     223,866
			- additional		          459,023		     216,103		        --		     675,126
                    				------------	------------	------------	------------

		December 31, 1995	   $	8,480,733	 $	12,659,825	$       	--	 $	21,140,558
                   				============	============	============	============

	The Partnership's aggregate recurring DD&A provision was 24 percent, 35 percent and 31 percent of oil and gas sales in 1995, 1994 and 1993, respectively.

	In 1994, the cost of the Partnership's oil and gas properties exceeded the discounted future net revenue of the properties by $3,030,150. The difference of $2,038,144 between the Partnership's additional DD&A provision of $3,030,150 and the combined limited and general partners' additional DD&A provision of $992,006 is shown as a reduction of partners' capital and is included as part of the overall combining adjustments on the financial statements.

	The limited and general partners combined recurring DD&A provisions totaled $300,673 in 1994 and $340,082 in 1993, which were less than the Partnership's DD&A provision each year. The Partnership's DD&A provision was $375,107 in 1994 and $464,417 in 1993 resulting in differences of $74,434 and $124,335, respectively. The differences were shown as a reduction of partner's capital and is included as a part of the overall combining adjustments on the financial statements.

	Divestitures -

	During 1995, the Partnership sold its interest in 30 wells located primarily in the Rocky Mountain region. Proceeds from the sales of these wells totaled $588,201. Due to the properties' distance from markets, both oil and gas sold at a discount compared to oil and gas production sold in the Partnerships' other areas of interest.

	The properties sold constituted 31 percent and one percent of the Partnership's oil and gas proved reserves, respectively, at year-end 1994, or approximately five percent of the Partnership's proved reserves on an energy equivalent basis. The revenues related to the properties sold accounted for 30 percent and 22 percent of the Partnership's total oil and gas sales in 1994 and 1995, respectively.

(6)	MAJOR CUSTOMER INFORMATION

	Revenue received from major third party customers exceeding ten percent of oil and gas revenue is summarized below. No other third party customers individually accounted for more than ten percent of oil and gas revenue.

                                 	1995	      1994	      1993
                              	----------	----------	----------
Natural Gas Clearinghouse	      $	505,000	$	414,000	$	557,000
Aquila Energy			                  195,000	  	34,000	  	46,000
Cenex Corporation		               106,000	 	137,000	 	183,000

	Natural Gas Clearinghouse (NGC) was the principal purchaser of the Partnership's spot market gas production from April 1990 through September 30, 1995. On September 30, 1995, the contract with NGC was terminated and the Partnership found alternative customers to purchase its gas. NGC purchased approximately 77 percent, 63 percent and 59 percent of the Partnership's natural gas during 1995, 1994 and 1993, respectively.

	The Partnership's revenues are derived principally from uncollateralized sales to customers in the oil and gas industry; therefore, customers may be similarly affected by changes in economic and other conditions within the industry. The Partnership has not experienced significant credit losses on such sales.

(7)	TRANSACTIONS WITH AFFILIATES

	The Partnership has historically engaged in farmout transactions in wells/prospects with other Apache-managed partnerships. In the opinion of Apache, such transactions, which were based on third-party offers or trades in the immediate vicinity, were in the best interest of the Partnership and the other partnerships affected, and were necessary to achieve the Partnership's and the other partnerships' objectives.

(8) FINANCIAL INSTRUMENTS

	The carrying amount of cash and cash equivalents, oil and gas receivables and trade liabilities included in the accompanying Balance Sheet approximated market value at December 31, 1995 and 1994. The Partnership did not engage in hedging activities during the three year reporting period ended December 31, 1995.

(9) SUPPLEMENTAL OIL AND GAS DISCLOSURES(UNAUDITED)

	Proved oil and gas reserve quantities are based on estimates prepared by Apache's engineers in accordance with guidelines established by SEC. The estimates of proved reserve quantities are subject to review by Ryder Scott Company Petroleum Engineers, independent petroleum engineers.

	There are numerous uncertainties inherent in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact.

	Total Proved Reserves
                         				1995	              1994	                 1993
                  				------------------	-------------------	------------------
                     		Oil(Bbl)	Gas(Mcf)	Oil(Bbl) 	Gas(Mcf)	    Oil(Bbl)	Gas(Mcf)
                     		--------	--------	--------	 --------	    --------	--------

		Beginning of year		  221,230	 8,118,968 	255,361  	9,788,669 	 350,032 	9,772,704
			Extensions,
			 discoveries and
			 other additions		    1,762	    92,963	      --	         --       	--        	--
			Revisions of
			 previous estimates	(12,277) 	(797,057)	 (7,814)	(1,289,311)  (55,836)  	419,532
			Production		        (16,729) 	(356,231)	(26,317)	  (380,390)	 (38,835)	 (403,567)
			Sale of properties		(69,206)  	(94,316)	     --	         --       	--	        -
                 					---------	---------	---------	---------	---------	---------
End of year		          124,780 	6,964,327 	221,230   8,118,968   255,361 	 9,788,669
                 					=========	=========	=========	=========	=========	=========

		Proved Developed
		----------------

		Beginning of year		  221,230	 8,118,968	 255,361	  9,788,669	  350,032	  9,772,704
                 					========		=========	=========	=========	=========	=========

		End of year		        124,780	 6,964,327	 221,230	  8,118,968	  255,361	  9,788,669
                 					========		=========	=========	=========	=========	=========

	The Partnership has no long-term supply agreements or equity investees. All reserves owned by the Partnership are within the United States.

Future Net Cash Flows -

	The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves. Future revenues are based on year-end 1995 prices. Operating costs and future development costs are based on current costs with no escalation. As the Registrant is a general partnership, and therefore pays no income taxes, estimated future income tax expenses were omitted. This information does not purport to present the fair market value of the Partnership's oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used.

Discounted Future Net Cash Flows Relating to Proved Reserves at December 31,

(In thousands)	                            1995	    1994	     1993
                                       	---------	---------	---------

Future cash inflows                     	$	18,151	$	16,835	 $	27,948
Future production and development costs		  (4,111)		(3,783)		 (5,381)
                                        	---------	--------- 	---------
Net cash flows		                           14,040		 13,052		  22,567
10 percent annual discount rate		          (9,910)		(8,678)		(13,276)
                                          	---------	---------	---------
Discounted future net cash flows	         $	4,130	 $	4,374	  $	9,291
                                         	=========	=========	=========

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
		AND FINANCIAL DISCLOSURE

	None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	All management functions are performed by Apache, as managing partner. The Registrant itself has no officers or directors. Information concerning the officers and directors of Apache set forth under the captions "Information About Nominees for Election as Directors," "Continuing Directors," "Executive Officers of the Company," and "Voting Securities and Principal Holders" in the proxy statement relating to the 1996 annual meeting of shareholders of Apache (the "Apache Proxy") is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

	See Note (3), "Compensation of the General Partner and the Operator," of the Registrant's financial statements, under Item 8 above, for information regarding compensation of Apache as managing partner. The information concerning the compensation paid by Apache to its officers and directors set forth under the captions "Summary Compensation Table," "Option/SAR Grants Table," "Option/SAR Exercises and Year-End Value Table," "Employment Contracts and Termination of Employment and Change-in-Control Arrangements," and "Director Compensation" in the Apache Proxy is incorporated herein reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	a.	None of the limited partners, except Apache, owns more than
five percent of the outstanding units of the Partnership at December 31, 1995.

	b.	Apache owns 115 equivalent units (34 percent) of the
Partnership at December 31, 1995. The officers and directors of Apache own one unit, or less than one percent of the equivalent units of the Partnership outstanding at December
31, 1995.


ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	None.

PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

	a.	(1)	Financial Statements - See accompanying index to
financial statements under Item 8 above.

		(2)	Financial Statement Schedules - See accompanying index
to financial statements under Item 8 above.

		(3)	Exhibits

			3.1	Articles of Limited Partnership of the
Registrant (incorporated by reference to Appendix A to the Registrant's Prospectus filed with the Commission pursuant to Rule 424(b), on November 30, 1979,
Commission File No. 2-65621).

			3.2	Certificate of Amendment of Certificate of
Limited Partnership of the Registrant, dated January
28, 1986, (incorporated by reference to Exhibit 3.2 to
Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 0-9589).

			27.1	Financial Data Schedule.

			99.1	Proxy statement dated March 28, 1996, relating
to the 1996 annual meeting of shareholders of Apache
Corporation (incorporated by reference to the Proxy
Statement of Apache Corporation filed with the Commission pursuant to Rule 14A, on March 28, 1996,
Commission File No. 1-4300).


---------------------

		b.	Reports filed on Form 8-K.

			No reports on Form 8-K were filed during the fiscal quarter
ended December 	31, 1995.



SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					APACHE PETROLEUM LIMITED
					PARTNERSHIP 1980-I

					By:  Apache Corporation,
General Partner


Date: March 29, 1996	By: /s/ Raymond Plank
						---------------------------
-------------
							Raymond Plank,
							Chairman and Chief
Executive Officer


	POWER OF ATTORNEY

	The officers and directors of Apache Corporation, General Partner of Apache Petroleum Limited Partnership 1980-I, whose signatures appear below, hereby constitute and appoint Raymond Plank, G. Steven Farris, Z.S. Kobiashvili and Mark A. Jackson, and each of them (with full power to each of them to act alone), the true and lawful attorney-in-fact to sign and execute, on behalf of the undersigned, any amendment(s) to this report and each of the undersigned does hereby ratify and confirm all that said attorneys shall do or cause to be done by virtue thereof.

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond Plank	Chairman and Chief Executive
------------------------------	 Officer (Principal Executive
Raymond Plank	   Officer)	March 29, 1996



/s/ Mark A. Jackson	Vice President and Chief
------------------------------	 Financial Officer (Principal
Mark A. Jackson	   Financial Officer	March 29, 1996



/s/ Thomas L. Mitchell	Controller and Chief
------------------------------	 Accounting Officer (Principal
Thomas L. Mitchell	   Accounting Officer)	March 29, 1996





Signature		Title	Date


/s/ Frederick M. Bohen		Director
------------------------------
Frederick M. Bohen	March 29, 1996


/s/ Virgil B. Day		Director
------------------------------
Virgil B. Day	March 29, 1996


/s/ G. Steven Farris		Director
------------------------------
G. Steven Farris	March 29, 1996


/s/ Randolph M. Ferlic		Director
-------------------------------
Randolph M. Ferlic	March 29, 1996


/s/ Eugene C. Fiedorek		Director
-------------------------------
Eugene C. Fiedorek	March 29, 1996


/s/ W. Brooks Fields		Director
-------------------------------
W. Brooks Fields	March 29, 1996


/s/ Robert V. Gisselbeck		Director
-------------------------------
Robert V. Gisselbeck	March 29, 1996


/s/ Stanley K. Hathaway		Director
-------------------------------
Stanley K. Hathaway	March 29, 1996


/s/ John A. Kocur		Director
-------------------------------
John A. Kocur	March 29, 1996


/s/ Joseph A. Rice		Director
-------------------------------
Joseph A. Rice			March 29, 1996


















6




8


The accompanying notes to financial statements are an integral part of this statement.

13




24