Form 10-Q
period 1996-03-31
APACHE PETROLEUM PARTNERSHIP 1980-I LTD
filed 1996-05-14
CIK 318681

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
BALANCE SHEET


	March 31,	December 31,
	1996	1995
	------------	------------
ASSETS		(Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents	$	72,818	$	66,040
  Oil and gas receivables		152,143		102,652
  Receivable from Apache Corporation		118,835		102,396
				------------		------------
				343,796		271,088
				------------		------------


OIL AND GAS PROPERTIES, on the basis
 of full cost accounting:
  Proved properties 		24,115,412		24,098,861
  Less - accumulated depreciation,
   depletion and amortization  		(21,189,157)		(21,140,558)
				------------		------------
				2,926,255		2,958,303
				------------		------------
			$	3,270,051	$	3,229,391
				============		============


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accrued expenses payable 	$	43,950	$	64,157
				------------		------------

DEFERRED CREDITS		1,026,097		1,026,097
				------------		------------

PARTNERS' CAPITAL:
  General partner 		1,488,491		1,469,091
  Limited partners (343 equivalent units outstanding)		711,513		670,046
				------------		------------
				2,200,004		2,139,137
				------------		------------
			$	3,270,051	$	3,229,391
				============		============



APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
STATEMENT OF OPERATIONS
(Unaudited)


	For the Three Months
	Ended March 31,
	-------------------------
	1996	1995
	-----------	-----------

REVENUES:
  Oil and gas sales  	$	277,559	$	230,966
  Other income		6,778		--
				------------		------------
				284,337		230,966
				------------		------------

EXPENSES:
  Depreciation, depletion
   and amortization -
    Recurring		48,599		66,316
    Additional		--		637,106
  Lease operating		37,635		107,813
  Production taxes		16,293		13,936
  Administrative		44,800		45,290
				------------		------------
				147,327		870,461
				------------		------------
NET INCOME (LOSS)	$	137,010	$	(639,495)
				============		============

Allocated to:
  General partner	$	95,543	$	(463,619)
  Limited partners		41,467		(175,876)
				------------		------------
			$	137,010	$	(639,495)
				============		============

NET INCOME (LOSS) PER WEIGHTED AVERAGE
 EQUIVALENT LIMITED PARTNER UNIT	$	121	$	(513)
				============		============

WEIGHTED AVERAGE EQUIVALENT LIMITED
 PARTNER UNITS OUTSTANDING		343		343
				============		============




APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
STATEMENT OF CASH FLOWS
(Unaudited)


	For the Three Months
	Ended March 31,
	---------------------------
	1996	1995
	------------	------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)	$	137,010	$	(639,495)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation, depletion and amortization		48,599		703,422
  Changes in operating assets and liabilities:
    (Increase) decrease in oil and gas receivables		(49,491)		31,929
    (Increase) decrease in receivable from Apache		(16,439)		72,087
    Increase (decrease) in accrued expenses		(20,207)		3,885
				------------		------------

	Net cash provided by operating activities 		99,472		171,828
				------------		------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties		(16,551)		(67,917)
				------------		------------

	Net cash used by investing activities		(16,551)		(67,917)
				------------		------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to -
   General partner, net		(76,143)		(24,948)
   Limited partners		--		(17,197)
				------------		------------

	Net cash used by financing activities		(76,143)		(42,145)
				------------		------------

NET INCREASE IN CASH AND CASH EQUIVALENTS		6,778		61,766

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR		66,040		86,274
				------------		------------

CASH AND CASH EQUIVALENTS, END OF PERIOD	$	72,818	$	148,040
				============		============



APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)



	General	Limited
	Partner	Partners	Total
	----------	----------	----------

BALANCE, DECEMBER 31, 1994	$	2,311,416	$	898,035	$	3,209,451

	Net loss		(463,619)		(175,876)		(639,495)

	Distributions, net		(24,948)		(17,197)		(42,145)
				----------		----------		----------
BALANCE, MARCH 31, 1995	$	1,822,849	$	704,962	$	2,527,811
				==========		==========		==========




BALANCE, DECEMBER 31, 1995	$	1,469,091	$	670,046	$	2,139,137

	Net income		95,543		41,467		137,010

	Distributions, net		(76,143)		--		(76,143)
				----------		----------		----------
BALANCE, MARCH 31, 1996	$	1,488,491	$	711,513	$	2,200,004
				==========		==========
	==========



APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
NOTES TO FINANCIAL STATEMENTS
(Unaudited)



	The financial statements included herein have been prepared by Apache Petroleum Limited Partnership 1980-I (the Partnership), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods, on a basis consistent with the annual audited statements. All such adjustments are of a normal, recurring nature. Certain information, accounting policies, and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Partnership's latest annual report on Form 10-K.

RESERVE VALUE CEILING TEST


	Oil and gas producers that conduct their financial reporting under the full cost accounting rules are subject to SEC rules that require quarterly "ceiling test" calculations. This test requires a write-down when the capitalized cost of oil and gas properties exceeds the present value of proved reserves, plus the lower of cost or market value for unproved properties. The test is applied at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices decline only for a short period of time. During the first quarter of 1995, the Partnership incurred a write-down of $637,100. No write-down was required for the first quarter of 1996.


RECEIVABLE FROM APACHE

	Receivable from Apache represents the net result of the limited partners' revenue, expenditure and capital transactions in the current month. Cash in this amount will generally be transferred in the following month after the Partnership's transactions are processed and the net results from operations are determined. The balances in the account are non-interest bearing and unsecured.


DEFERRED CREDITS

	Based on reserve estimates, the Partnership has identified certain properties on which remaining gas reserves may not be sufficient to permit existing gas imbalances to be made up with production from such properties. At the end of the first quarter of 1996, the Partnership's estimated liability for gas imbalances in excess of remaining reserves did not require adjustment. The deferred liability will be reduced when the settlement of imbalances requires cash payments to underdelivered owners in these properties or volumes are otherwise recouped by underproduced owners from other partnership wells.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS
	OF OPERATIONS

DISSOLUTION CONSIDERATIONS

	Apache Corporation (Apache), as General Partner, is considering the dissolution of the Partnership. This consideration is in view of diminishing oil and gas production and the related reduction in net cash provided by operating activities and disproportionately high administrative costs necessary to maintain the Partnership. Apache is monitoring the Partnership's average realized prices and reviewing the potential for reserve additions through recompletions and workover operations to determine when liquidation of the program is appropriate.


RESULTS OF OPERATIONS

	For the first quarter of 1996, the Partnership reported net income of $137,000 on revenues of $284,300 compared to a net loss of $639,500 on revenues of $231,000 a year ago. The net loss in the first quarter of 1995 was due primarily to a write down of oil and gas property of $637,100. No write-down was required in the first quarter of 1996.

	Volume and price information concerning the Partnership's 1996 and 1995 first quarter oil and gas production is summarized in the following table:

	For the Quarter
	Ended March 31,
	--------------------	Increase
	1996	1995	(Decrease)
	-------	-------	--------
	Gas Volume - Mcf per day	1,037	964	8%

	Average Gas Price - per Mcf	$	2.52	$	1.45	74%

	Oil Volume - Barrels per day		16		65	(75%)

	Average Oil Price - per barrel	$	18.63	$	16.03	16%


	The Partnership's financial performance for the first quarter of 1996 was impacted by increased product prices, slightly higher natural gas production, and significantly lower oil production compared to the same period last year. Oil and gas sales revenue for the first quarter of 1996 increased 20 percent to $277,600 compared to $231,000 last year.
Gas sales rose 89 percent in the first quarter 1996 to $238,200 compared to $125,700 for the first quarter of 1995. Offsetting this increase was a decline in oil sales of $65,400, or 70 percent, from the same period last year. Natural gas liquids sales remained relatively constant at approximately $11,500 in each quarter.

	A $1.07 per thousand cubic feet (Mcf), or 74-percent, increase in the Partnership's average realized gas price from a year ago favorably impacted revenues by $101,500, while a 16-percent increase in realized crude oil prices impacted sales by $3,900. While oil and gas prices are currently higher than amounts realized a year ago, the Partnership is not in a position to predict future prices.

	Also contributing $11,000 to the increase in sales in the first quarter of 1996 was an increase in natural gas production from 964 Mcf per day (Mcfd) for the first quarter of 1995 to 1,037 Mcfd for the same period in 1996.

	First quarter 1996 oil production declined 75 percent from a year ago, to 16 barrels of oil per day (Bopd) compared to 65 Bopd in the same period of 1995. This decrease reduced oil and gas sales revenue by $69,200. This decline in production is due primarily to the sale of certain of the Partnership's properties during the second half of 1995.

	Recurring depreciation, depletion and amortization expense for the first quarter of 1996 decreased $17,700, or 27 percent, from 1995 first quarter levels. Although the Partnership's recurring amortization rate increased slightly, the property base to which the rate is applied was significantly lower in 1996, due to the property sales and writedowns which occurred in 1995.

	Lease operating costs totaled $37,600 in the first quarter of 1996 as compared to $107,800 for the same period in 1995. Using one barrel of oil as the equivalent of six Mcf of natural gas, operating costs declined
59 percent from $5.32 per barrel of oil equivalent (Boe) in the first quarter of 1995 to $2.19 per Boe for the same period in 1996. Operating costs were higher in 1995 due to increased workover costs and higher operating costs on primarily oil producing properties which were sold in the third quarter of 1995.

	Administrative expenses in the first quarter 1996 remained relatively constant compared to a year ago.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

	The Partnership's liquidity is solely dependent upon its net cash flows from operating activities. During the past three years, the Partnership has not had any debt service obligations or any other significant demands on its net cash flows except for recompletion and workovers conducted to enhance production or correct mechanical problems.
 Accordingly, the Partnership's net cash flows have been used primarily to make cash distributions to the partners and fund limited developmental drilling activity. Net cash provided by operating activities, before changes in working capital accounts, during the first quarter of 1996 increased to $185,600 compared to $63,900 for the same period last year primarily due to the impact of higher product prices as discussed above.

	There were no distributions to the limited partners in the first quarter of 1996 and future distributions will be dependent on actual and expected production levels, realized and expected product prices and financial obligations. Although the managing partner received distributions in the first quarter totaling $76,100, Apache may be required to contribute funds as necessary to meet future tangible drilling and completion costs, production costs, gas imbalance obligations and payments attributable to other short-term and long-term commitments.

	The Partnership's capital expenditures for the first quarter of 1996 were $16,600. Capital expenditures for recompletions and any other future developmental drilling activity will be funded by a portion of the cash generated by operations of producing properties, or through farmout arrangements at no cost to the Partnership. The Partnership's capital expenditures for the remainder of 1996 are not expected to be significantly different than those incurred in 1995.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("PSLRA")

	The foregoing discussions contain certain "forward-looking statements" as defined by the PSLRA including, without limitation, discussions as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning matters discussed reflecting management's current expectations of the manner in which the various factors discussed therein may affect the Partnership's business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. There is no assurance that the Partnership's expectations will be realized or that unexpected events will not have an adverse impact on the Partnership's business.



PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

	The information set forth in Note 4 to the Consolidated Financial Statements contained in the registrant's 1995 annual report on Form 10-K, for the year ended December 31, 1995, filed March 28, 1996, is incorporated herein by reference.

ITEM 2.	CHANGES IN SECURITIES

	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	None.

ITEM 5.	OTHER INFORMATION

	None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	a.	Exhibits.

		27.1	Financial Data Table.

	b.	Reports filed on Form 8-K - None.





SIGNATURES



	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


						APACHE PETROLEUM LIMITED
PARTNERSHIP 1980-I
						By:  Apache Corporation, General
Partner



Dated:	May 14, 1996				/s/ Mark A. Jackson
						---------------------------------
						Mark A. Jackson
						Vice President and Chief
						 Financial Officer



Dated:	May 14, 1996				/s/ Thomas L. Mitchell
						---------------------------------
						Thomas L. Mitchell
						Controller and Chief Accounting
						Officer















The accompanying notes to financial statements are an integral part of this statement.

4



9