Form 10-Q/A
period 1996-03-31
APACHE PETROLEUM PARTNERSHIP 1980-I LTD
filed 1996-05-29
CIK 318681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934



For the transition period from                       to
                               ------------------     --------------------
Commission file number   0-9589
             		        ---------


                APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
- ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


Minnesota                                         41-6254238
- ---------------------------------------------------------------------------
(State or other jurisdiction of        				     (I.R.S. Employer
 incorporation or organization) 							       Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX 				               		77056-4400
- ---------------------------------------------------------------------------
(Address of Principal Executive Offices)					           	 (Zip Code)


Registrant's Telephone Number, Including Area Code				   (713) 296-6000
                                            									----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES    X       NO
  	  ----	        ----


THIS AMENDMENT NO. 1 ON FORM 10-Q/A TO THE REGISTRANT'S FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 1996 IS BEING FILED TO RESOLVE A TECHNICAL EDGAR PROBLEM. THE REGISTRANT'S ORIGINAL FORM 10-Q, TIMELY FILED ON MAY 14, 1996 VIA EDGAR, WAS COMPLETE AND THE CONTENT OF SUCH FILING IS NOT CHANGED IN SUBSTANCE HEREBY; HOWEVER, THE FACING PAGE WAS MISCODED IN THE ORIGINAL FILING AND HAS BEEN CORRECTLY CODED IN THIS AMENDMENT.



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


                          						APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
                          						By:  Apache Corporation, General Partner



Dated:	May 28, 1996         				/s/ Mark A. Jackson
                          						---------------------------------
                          						Mark A. Jackson
                          						Vice President and Chief Financial Officer



Dated:	May 28, 1996         				/s/ Thomas L. Mitchell
                          						---------------------------------
                          						Thomas L. Mitchell
                          						Controller and Chief Accounting	Officer