Form 10-Q
period 1996-06-30
APACHE PETROLEUM PARTNERSHIP 1980-I LTD
filed 1996-08-14
CIK 318681

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                   FORM 10-Q



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

                              	OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the transition period from               to
			                                    -------------    	-----------------

       Commission file number   0-9589
		                            ----------

                  APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
- ------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


Minnesota                                                     41-6254238
- --------------------------------------------------------------------------
(State or other jurisdiction of	                         (I.R.S. Employer
incorporation or organization)	                       Identification Number)

Suite 100, One Post Oak Central
2000 Post Oak Boulevard, Houston, TX                         77056-4400
- ---------------------------------------------------------------------------
(Address of Principal Executive Offices)         	            (Zip Code)

Registrant's Telephone Number, Including Area Code         (713) 296-6000
- ------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


YES   X    NO
    	----     	---
(page)

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 	APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
                                BALANCE SHEET

                                                     	June 30,  	December 31,
                                                       	1996	       1995
                                                   	------------	------------
                                                   		(Unaudited)
ASSETS

CURRENT ASSETS:
                                                             >
  Cash and cash equivalents	                       $	   113,964	 $	    66,040
  Oil and gas receivables	                             	157,403	     	102,652
  Receivable from Apache Corporation		                   87,052	     	102,396
                                                  		------------		------------

                                                      		358,419    	 	271,088
                                                   		------------		------------

OIL AND GAS PROPERTIES; on the basis
 of full cost accounting:
  Proved properties	                                	24,179,077  		24,098,861
  Less - accumulated depreciation,
   depletion and amortization  	                   	(21,239,609)		(21,140,558)
                                                  		------------	------------

                                                    		2,939,468	  	2,958,303
                                                   		------------	------------

                                                   	$	3,297,887	 $	3,229,391
                                                 		============		============


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accrued expenses payable		                             40,751	     	64,157
                                                   	------------	------------

DEFERRED CREDITS	                                    	1,026,097	  	1,026,097
                                                  		------------	------------
PARTNERS' CAPITAL:
  General partner	                                   	1,479,197	 	 1,469,091
  Limited partners (343 equivalent units outstanding)	 	751,842	    	670,046
                                                   		------------	------------
                                                    		2,231,039	  	2,139,137
                                                   		------------	------------
                                                   	$	3,297,887 	$	3,229,391
                                                  		============		============

The accompanying notes to consolidated financial statements
are an integral part of this statement.
1
(page)

                    APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                     	For the Quarter	For the Six Months
                                   	Ended June 30,          	Ended June 30,
                              	------------------------	-------------------------
                                   	1996	      1995	        1996	        1995
                               	---------  	----------  	----------	 -----------
REVENUES:
	Oil and gas sales	             $ 	310,959	$ 	290,346   	$ 	588,518	$ 	521,312
	Interest and other income	         	1,145	    	2,134		       7,923	    	2,134
                            				----------		----------	  	----------		----------
                              					312,104  		292,480     		596,441	  	523,446
                            				----------		----------  		----------		----------

EXPENSES:
	Depreciation, depletion
		and amortization -
			Recurring	                      	50,452	   	71,626	      	99,051   		137,942
			Additional		                         --       		--	          	--	   	637,106
	Lease operating	                  	43,976	  	117,292      		81,611	   	225,105
	Production taxes	                 	21,806   		26,361	      	38,099	    	40,297
	Administrative 	                  	45,100		   44,738	      	89,900	    	90,028
                           					----------		----------	 	----------		----------
			                              		161,334	  	260,017     		308,661	 	1,130,478
                            				----------		---------- 		----------		----------
NET INCOME (LOSS)	              $ 	150,770	 $ 	32,463	   $ 	287,780	$ 	(607,032)
                           					==========		========== 		==========		==========

Allocated to:
	General partner 	              $ 	110,441	 $ 	24,601	   $ 	205,984	$	 (439,018)
	Limited partners	                 	40,329	    	7,862	      	81,796	  	(168,014)
                            					----------		---------- 		----------		----------
		                            		$ 	150,770	 $ 	32,463	   $ 	287,780	$ 	(607,032)
                           					==========		==========	 	==========		==========

NET INCOME (LOSS) PER WEIGHTED
	AVERAGE EQUIVALENT LIMITED
	PARTNER UNIT 	                 $     	118	 $     	23	   $     	238	$     	(490)
                            				==========		========== 		==========		==========

WEIGHTED AVERAGE EQUIVALENT
	LIMITED PARTNER
	UNITS OUTSTANDING		                   343	      	343		         343		       343
                             				==========		==========		==========		==========



The accompanying notes to consolidated financial statements
are an integral part of this statement.
2
(page)

                      APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
                               STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                	For the Six Months Ended June 30,
                                                	---------------------------------
                                                         	1996	        1995
                                                       	----------	 ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income (loss)	                                    $ 	287,780	$ 	(607,032)
	Adjustments to reconcile net income to
		net cash provided by operating activities:
			Depreciation, depletion and amortization		              99,051	   	775,048
	Changes in operating assets and liabilities:
			(Increase) decrease in oil and gas receivables	       	(54,751)	    	2,245
			Decrease in receivable from Apache Corporation		        15,344	    	65,028
			Decrease in accrued expenses                         		(23,406) 		(249,532)
                                                    				----------		----------
				Net cash provided (used) by operating activities	    	324,018	   	(14,243)
                                                    				----------		----------

CASH FLOWS FROM INVESTING ACTIVITIES:
	Additions to oil & gas properties	                      	(80,216)	  	(98,147)
                                                    				----------		----------

				Net cash used by investing activities 	              	(80,216) 	 	(98,147)
                           		                         		----------		----------

CASH FLOWS FROM FINANCING ACTIVITIES:
	(Distributions) contributions, net -
			General partner	                                     	(195,878)	  	130,480
			Limited partners	                                          	--	   	(34,396)
                                                    				----------		----------

				Net cash provided (used) by financing activities	   	(195,878)   		96,084
                                                    				----------		----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    	 	47,924	   	(16,306)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR             		66,040	    	86,274
                                                    				----------		----------

CASH AND CASH EQUIVALENTS, END OF PERIOD	              $ 	113,964	 $  	69,968
                                                   				==========		==========


The accompanying notes to consolidated financial statements
are an integral part of this statement.
3
(page)

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


1. RESERVE VALUE CEILING TEST

  	Oil and gas producers that conduct their financial reporting under the full cost accounting rules are subject to SEC rules that require quarterly "ceiling test" calculations. This test requires a write-down when the capitalized cost of oil and gas properties exceeds the present value of proved reserves, plus the lower of cost or market value for unproved properties. The test is applied at the end of each fiscal quarter and requires a write-down if the "ceiling" is exceeded, even if prices decline only for a short period of time. During the first six months of 1995, the Partnership incurred a write-down of $637,100. No write-down was required during the first six months of 1996.


2. RECEIVABLE FROM APACHE

  	The receivable from Apache represents the net result of the limited partners' revenue, expenditure and capital transactions in the current month. Cash in this amount will generally be transferred in the following month after the Partnership's transactions are processed and the net results from operations are determined. The balances in the account are non-interest bearing and unsecured.


3. DEFERRED CREDITS

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


4

(page)
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS	OF OPERATIONS


DISSOLUTION CONSIDERATIONS

  	Apache, as General Partner, is considering the liquidation and dissolution of the Partnership. This consideration is in view of the Partnership's diminishing net reserves, the related reduction in net cash provided by operating activities, and the disproportionately high administrative costs necessary to maintain the Partnership. Any liquidation of Partnership assets and dissolution of the Partnership will be in accordance with the provisions of the partnership agreement.

  	The Partnership has received an indication of interest from a third party interested in purchasing assets of the Partnership. No binding agreement has been reached, and no assurance can be given that any binding agreement will be entered into. Should the Partnership sell its properties, any purchaser thereof would take into account gas imbalances, including overproduction to be settled in cash (which may be greater or less than the amount of the deferred liability), and overproduction to be settled in volumes of gas produced, both of which would reduce the purchase price paid for the properties (see Deferred Credits Note 3).
The Partnership is in an overproduced situation with respect to prior gas deliveries, and the reduction to the purchase price on any sale could be anticipated to be significant.

  	Due to recent amendments to the federal securities laws, the Partnership is no longer required to maintain its registration under the Securities Exchange Act of 1934. The Partnership intends to file the appropriate forms to effect such deregistration in the near future.


RESULTS OF OPERATIONS

  	The Partnership reported net income of $150,800 in the second quarter of 1996 compared to $32,500 for the same period last year. Current year second quarter earnings were favorably impacted by increases in both crude oil and natural gas prices as well as lower operating costs, partially offset by a decline in production on a barrel of oil equivalent
(Boe) basis.

  	Earnings for the first six months of 1996 totaled $287,800 compared to a net loss of $607,000 during the first half of 1995. Prior year earnings were negatively impacted by a write-down of oil and gas property of $637,100 in the first quarter of 1995. No write down was required during the first six months of 1996. The increase over the prior period was also attributable to higher product prices and lower operating expenses partially offset by lower production on a Boe basis.

REVENUES

  	Revenues increased seven percent, from $292,500 in the second quarter of 1995 to $312,100 for the same period in 1996. A 20-percent increase in realized natural gas prices and a 22-percent increase in realized crude oil prices contributed $42,800 and $8,200, respectively, to the increase in total revenue for the second quarter. Negatively impacting the increase in total revenue was a decline in oil and gas production of 464 Boe, or two percent, which reduced revenues by $29,300.

  	For the first six months of 1996, revenues increased 14 percent to $596,400 compared to $523,400 during the same period in 1995. Improved natural gas and crude oil prices contributed $158,900 to the increase over the prior period, while oil and gas production for the first half of 1996 declined eight percent on a Boe basis, negatively impacting total revenue by approximately $90,000.


5
(page)


  	Volume and price information concerning the Partnership's 1996 and 1995 second quarter and first six months oil and gas production is summarized in the following table:

                                       	For the Quarter	For the Six Months
                                      	Ended June 30,	         Ended June 30,
                                   ------------------------	----------------------
                                                		Increase		            	Increase
                                    	1996	 1995 	(Decrease)	1996 	1995 	(Decrease)
                                    	-----	----- 	---------	-----	-----	---------
Gas Volume - Mcf per day		           1,265		1,060	  	19%	  	1,151		1,012			14%

Average Gas Price - per Mcf	        $	2.21	$	1.84  		20%	  $	2.35	$	1.65			42%

Oil Volume - Barrels per day		          24	   	63	 	(62%)	    	20	   	64		(69%)

Average Oil Price - Per barrel		    $21.60	$17.77  		22%	  $20.37 	$16.89 	21%



	Second Quarter 1996 Compared to Second Quarter 1995

  	Natural gas sales for the second quarter of 1996 totaled $254,100, 44 percent higher than those recorded in the same period of 1995, and accounted for 82 percent of the Partnership's total oil and gas production revenue. Average natural gas prices were $2.21 per thousand cubic feet (Mcf) during the second quarter of 1996 compared to $1.84 in the same period of 1995, a 20-percent increase which favorably impacted revenues by $42,800. Natural gas production for the quarter totaled approximately 1,265 Mcf per day (Mcf/d), up 19 percent from the prior year second quarter, increasing revenue, when compared to last year, by approximately $34,200. Second quarter production increased from prior year due primarily to the recompletion of the Kirk 4-9 in late March of 1996.

  	The Partnership's crude oil sales for the second quarter of 1996 were $46,200, 54 percent lower than the second quarter of 1995. Production declined 39 barrels of oil per day (B/d), or 62 percent, from 63 B/d in the second quarter of 1995 to 24 B/d in the same period of 1996, negatively impacting revenues $63,500. This decline in production is primarily attributable to the sale of producing properties in late 1995. Realized prices for the sales of crude oil in the second quarter of 1996 increased 22 percent to $21.60 per barrel compared to $17.77 per barrel in the second quarter of 1995, favorably impacting revenues $8,200.

  	The remainder of the Partnership's oil and gas production revenue comes from the sale of natural gas liquids. Such amounts totaled approximately $10,600 for the second quarter of 1996, as compared to $11,800 for the same period in 1995.

	Year-to-Date 1996 Compared to Year-to-Date 1995

  	Gas sales for the first six months of 1996 were $492,300, an increase of 63 percent compared to the same period in 1995 due to favorable natural gas prices as well as production increases. Average gas prices increased to $2.35 per Mcf for the first half of 1996 compared to $1.65 per Mcf for the comparable period in 1995, contributing $146,200 to the increase in revenues. Increased production in the first half of 1996 compared to the same period in 1995 favorably impacted revenues $43,300. Natural gas production rose from 1,012 Mcf/d in the first half of 1995 to 1,151 Mcf/d in 1996, due primarily to new production on the Damron 5-8 beginning in the second half of 1995 and the recompletion of the Kirk 4-9 in the first quarter of 1996.


6
(page)

  	Oil sales declined 62 percent in the first half of 1996 to $74,200 compared to $194,800 in 1995. Oil revenues were negatively impacted by a 69 percent decline in production from 64 B/d in the first half of 1995 to 20 B/d in the same period of 1996, resulting in a decrease in revenues of approximately $133,300. This decline was attributable to the sale of the Partnership's interest in 30 producing properties in the Rocky Mountain region during the second half of 1995. Average realized oil prices increased 21 percent to $20.37 per barrel in the first half of 1996 compared to $16.89 in 1995, contributing $12,700 to the increase in revenues.

  	For the first half of 1996, natural gas liquid revenues decreased six percent to $22,000, compared to $23,500 in the first six months of 1995.


OPERATING COSTS AND EXPENSES

  	Recurring depreciation, depletion and amortization expense for the second quarter and first six months of 1996 decreased $21,200 and $38,900, respectively, compared to the same periods in 1996, due to a ceiling test write-down in 1995 which reduced the carrying value of the amortizable property base, thereby reducing the amortization rate.

  	Lease operating costs totaled $44,000 and $81,600 in the second quarter and first six months of 1996 as compared to $117,300 and $225,100 for the same periods in 1995. Using one barrel of oil as the equivalent of six Mcf of natural gas, operating costs per Boe declined 60 percent from $5.35 per Boe in the first six months of 1995 to $2.12 per Boe for the same period in 1996. Operating costs were higher in 1995 due to increased workover costs and higher operating costs on primarily oil producing properties which were sold in the third quarter of 1995.

  	Administrative expenses in the second quarter and first six months of 1996 remained relatively constant to comparable periods in 1995.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

  	The Partnership's liquidity is solely dependent upon its net cash flows from operating activities. During the past three years, the Partnership has not had any debt service obligations or any other significant demands on its net cash flows except for recompletion and workovers conducted to enhance production or correct mechanical problems. Accordingly, the Partnership's net cash flows have been used primarily to make cash distributions to the partners and fund limited developmental drilling activity. Net cash provided by operating activities during the first six months of 1996 increased to $324,000 compared to a deficit of $14,200 for the same period last year. Activity in 1995 reflected a reduction of accrued liabilities, totaling $249,500. Before considering changes to other asset and liability accounts, cash provided increased to $386,800 compared to $168,000 a year ago, reflecting the impact of higher product prices and lower lease operating costs as discussed above.

   There were no distributions to the limited partners in the first six months of 1996 and future distributions will be dependent on actual and expected production levels, realized and expected product prices and financial obligations. Although the general partner received distributions in the first six months of 1995 totaling $195,900, Apache may be required to contribute funds as necessary to meet future tangible drilling and completion costs, production costs, gas imbalance obligations and payments attributable to other short-term and long-term commitments.


7
(page)

  	The Partnership's capital expenditures for the first six months of 1996 were $80,200. Capital expenditures for recompletions and any other future developmental drilling activity will be funded by a portion of the cash generated by operations of producing properties, or through farmout arrangements at no cost to the Partnership. The Partnership's capital expenditures for the remainder of 1996 are not expected to be significantly different than those incurred in 1995.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 ("PSLRA")

  	The foregoing discussion and analysis contains certain "forward-looking statements" as defined by the PSLRA including, without limitation, discussions as to expectations, beliefs, plans, objectives and future financial performance, and assumptions underlying or concerning matters discussed reflecting management's current expectations of the manner in which the various factors discussed therein may affect the Partnership's business in the future. Any matters that are not historical facts are forward-looking and, accordingly, involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. There is no assurance that the Partnership's expectations will be realized or that unexpected events will not have an adverse impact on the Partnership's business.


8
(page)

                       PART II - OTHER INFORMATION


ITEM 1.	LEGAL PROCEEDINGS

  	The information set forth in Note 4 to the Consolidated
Financial Statements contained in the registrant's 1995 annual report on Form 10-K, for the year ended December 31, 1995, filed
March 28, 1996, is incorporated herein by reference.

  	In the matter of Merle L. McCollum, et al. v. Apache Corporation, et al., the plaintiff's request for a rehearing was denied and, on July 19, 1996, the Oklahoma Supreme Court denied plaintiff's writ of certiorari. In the matter of James J. Duke, et al. v. Apache Corporation, Apache had appealed the issue of class certification, but the Oklahoma Court of Appeals affirmed the plaintiff's class certification on July 30, 1996. Apache has requested a rehearing.

ITEM 2.	CHANGES IN SECURITIES

       	None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

       	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       	None.

ITEM 5.	OTHER INFORMATION

       	None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

       	a.	Exhibits.

         		27.1	Financial Data Table.

       	b.	Reports filed on Form 8-K - None.



9
(page)

                              SIGNATURES


  	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                         		APACHE PETROLEUM LIMITED PARTNERSHIP 1980-I
                         		By:  Apache Corporation, General Partner



Dated:	August 14, 1996	    /s/ Mark A. Jackson
                         		-----------------------------------------
                         		Mark A. Jackson
                         		Vice President and Chief Financial Officer



Dated:	August 14, 1996    	/s/ Thomas L. Mitchell
                         		------------------------------------------
                         		Thomas L. Mitchell
                         		Controller and Chief Accounting Officer

(page)